Form 10-K
period 1993-12-31
FIRST OF AMERICA BANK CORP /MI/
filed 1994-03-08
CIK 36703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993       Commission File Number 1-10534

                       FIRST OF AMERICA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                           Michigan                                             38-1971791
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)
          211 South Rose Street, Kalamazoo, Michigan                               49007
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                 (616) 376-9000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $10 Par Value
                                (TITLE OF CLASS)

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,061,993,726 on February 28, 1994.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       CLASS                                OUTSTANDING AT FEBRUARY 28, 1994
- ------------------------------------------------------------------------------------------------------
            Common Stock, $10 Par Value                                59,525,010

                      DOCUMENTS INCORPORATED BY REFERENCE

 INFORMATION FROM THE FOLLOWING DOCUMENT HAS
                     BEEN                         PARTS OF THIS REPORT
 INCORPORATED INTO THIS REPORT BY REFERENCE               INTO
   TO THE EXTENT INDICATED IN THOSE PARTS.         WHICH INCORPORATED
- ---------------------------------------------    -----------------------
Proxy Statement dated March 17, 1994 for the
Annual Meeting of Shareholders to be
held on April 20, 1994                                     III

                                     PART I

ITEM 1. BUSINESS OF FIRST OF AMERICA BANK CORPORATION

General

   First of America Bank Corporation (herein after referred to as First of America or the Registrant) is a multi-bank holding company headquartered in Kalamazoo, Michigan. The Registrant was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising twenty affiliate financial institutions which operate general, commercial banking businesses from 572 banking offices and facilities located in Michigan, Indiana, and Illinois. The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, discount securities brokerage and investment advisory services. At December 31, 1993, the Registrant had assets of $21.2 billion, deposits of $18.2 billion and shareholders' equity of $1.5 billion.

   The Registrant has responsibility for the overall conduct, direction and performance of its affiliates. The Registrant establishes direction and policies for the entire organization and monitors compliance with these policies. The Registrant provides capital funds to affiliates as required and assists affiliates in asset and liability management, marketing, planning, accounting, tax, internal audit, loan review, and human resource management of its 13,330 full time equivalent employees. The operational responsibilities of each affiliate rest with its officers and directors. The Registrant derives its income principally from dividends upstreamed from its subsidiaries and fees paid for management services provided to its subsidiaries.

Subsidiary Banks

   As of December 31, 1993, the Registrant had three wholly owned subsidiaries, First of America Bank - Southeast Michigan, N.A., First of America
Bank - Michigan, N.A., and First of America Bank - Security which met the conditions for "significant subsidiary." First of America Bank - Southeast Michigan, N.A., is a general commercial bank based in Detroit, Michigan, and at December 31, 1993, had $4.0 billion in assets and $3.5 billion in deposits. First of America Bank - Michigan, N.A., is a general commercial bank based in Kalamazoo, Michigan, and at December 31, 1993, had $1.4 billion in assets and $1.2 billion in deposits. First of America Bank - Security is a general commercial bank based in Southgate, Michigan, and at December 31, 1993, had $2.0 billion in assets and $1.7 billion in deposits. Similar to all of the Registrant's banking subsidiaries, these subsidiaries offer a broad range of lending, depository and related financial services to individual, commercial, industrial, financial, and governmental customers, including demand, savings and time deposits, secured and unsecured loans, lease financing, letters of credit, money transfers, corporate and personal trust services, cash management, and other financial services.

   No material part of the business of the Registrant and its subsidiaries is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Registrant.

Non-Banking Subsidiaries

   First of America Mortgage Company is a wholly owned subsidiary of the Registrant headquartered in Kalamazoo, Michigan. First of America Mortgage Company engages in the servicing of both commercial and residential real estate loans for institutional investors and certain affiliates of the Registrant and secondary market sales and loan originations. FOA Mortgage Company is a wholly owned subsidiary of First of America Mortgage Company and provides mortgage origination and servicing and secondary market sales.

   First of America Insurance Company is a wholly owned subsidiary of the Registrant. The insurance company reinsures credit life and disability insurance provided by an unaffiliated insurer for customers of the Registrant's affiliates.

   First of America Brokerage Service, Inc., is a wholly owned subsidiary of First of America Bank - Michigan, N.A. It is a registered broker-dealer and provides securities brokerage services through a clearing broker to customers of the Registrant's affiliate banks and others.

   First of America Investment Corporation is a wholly owned subsidiary of First of America Bank - Michigan, N.A. First of America Investment Corporation is a registered investment adviser which provides comprehensive investment advisory services to the trust division of the Registrant and to individual and institutional investors. It also serves as investment adviser for The Parkstone Group of Funds, a family of mutual funds.

   First of America Trust Company is a wholly owned subsidiary of the Registrant. It provides trust services to customers of the Registrant's Illinois affiliates.

   First of America Community Development Corporation is a wholly owned subsidiary of the Registrant. It invests in qualifying businesses or housing projects, as allowed by federal law, to address the needs of low to moderate income neighborhoods.

COMPETITION

   Banking and related financial services are highly competitive businesses and have become increasingly so during the past few years. The banking subsidiaries of the Registrant compete primarily with other banks and savings and loan associations for loans, deposits and trust accounts. They are also faced with increasing competition from other financial intermediaries including consumer finance companies, leasing companies, credit unions, retailers and investment banking firms.

   Technological changes have resulted in computer and communication applications intended to meet the needs of First of America's business and consumer customers in a convenient, efficient and reliable manner. Affiliate banks of the Registrant have 387 automated teller machines (ATM's) located on bank premises to handle banking transactions 24 hours per day and 144 off-premise terminals located in high volume retail and service locations.

SUPERVISION AND REGULATION

   The Registrant and its subsidiary banks are subject to supervision, regulation and periodic examination by various federal and state banking regulatory agencies, including the Board of Governors of the Federal Reserve Board (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of Thrift Supervision (the "OTS"), the Illinois Commissioner of Banks and Trust Companies (the "Illinois Commissioner"), the Michigan Financial Institutions Bureau (the "Michigan FIB") and the Indiana Department of Financial Institutions (the "Indiana DFI").

   The following is a summary of certain statutes and regulations affecting First of America and its affiliate financial institutions. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies.

   Bank Holding Companies. As a bank holding company, First of America is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and by the FRB. Among other things, the BHCA and the FRB impose requirements for the maintenance of capital adequate to support a bank holding company's operations. The BHCA also restricts the geographic and product range of bank holding companies by circumscribing the types and locations of institutions which bank holding companies may own or acquire. The BHCA limits bank holding companies to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. The BHCA requires bank holding companies to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. Bank holding companies are also prohibited from acquiring shares of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are primarily conducted unless the acquisition is specifically authorized by statute of the state of the bank whose shares are to be acquired.

   Under a Michigan statute applicable to First of America, a Michigan bank holding company may acquire a bank located in any state in the United States if the laws of the other state permit ownership of banks located in that state by a Michigan bank holding company. Under the same Michigan statute, a Michigan bank or bank holding company may be acquired by a bank holding company located in any state in the United States, subject to approval of the Michigan FIB and the existence of a reciprocal law in such other state.

   Savings and Loan Holding Companies. Its acquisition of thrift institutions subjects First of America to regulation as a savings and loan holding company by the OTS. A savings and loan holding company that is also a bank holding company may engage only in activities permissible for a bank holding company, and may, in certain circumstances, be required to obtain approval from the OTS, as well as the FRB, before acquiring new subsidiaries or commencing new business activities. Further, a savings and loan holding company's acquisitions of savings associations and other savings and loan holding companies are subject to prior approval by the OTS comparable to the extent to which bank holding company acquisitions of banks and other bank holding companies are subject to the prior approval of the FRB.

   Banks. First of America's affiliate banks are subject to regulation, supervision and periodic examination by the bank regulatory agency of the state under the laws of which the affiliate bank is chartered or, in the case of national banks, the OCC. Additionally, certain of First of America affiliate state banks and all of its affiliate national banks are members of the Federal Reserve System, and as such are subject to applicable provisions of the Federal Reserve Act and regulations thereunder. These regulations relate to reserves and other aspects of banking operations. First of America's affiliate state banks that are not members of the Federal Reserve Systems are subject to federal regulation, supervision and examination by the FDIC. Deposits held by all affiliate banks of First of America are insured, to the extent permitted by law, by the FDIC. Applicable federal and state law govern, among other things, the scope of First of America's affiliate banks' businesses, maintenance of adequate capital, investments and loans they may make, transactions with affiliates and their activities with respect to mergers and establishing branches.

   Savings Associations. First of America may from time to time acquire and operate federally chartered savings associations subject to regulation, supervision and regular examination by the OTS. Federal law governs, among other things, the scope of the savings association's business, required reserves against deposits, the investments and loans the savings association may make, and transactions with the savings association's affiliates. Deposits held by such savings associations are insured, to the extent permitted by law, by the FDIC.

   Non-banking Subsidiaries. First of America has non-banking subsidiaries that are a broker-dealer and an investment adviser, each registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. These subsidiaries are also subject to regulation under various state securities laws. Because they are affiliated with First of America's subsidiary banks, these subsidiaries are subject to certain limitations on their securities activities imposed by federal banking laws.

   Economic Conditions and Governmental Policy. First of America's earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence and are influenced by the monetary and fiscal policies of the United States government and its various agencies, particularly the FRB. The Registrant cannot predict changes in monetary policies or their impact on its operations and earnings.

STATISTICAL DATA

   The statistical data as required is presented with "Item 7. Management's Discussion and Analysis" and in certain of the Notes to Consolidated Financial Statements and Supplemental Data included with "Item 8. Financial Statements and Supplementary Data" appearing later in this document.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Registrant, their ages and their positions for the last five years are shown in the following table. There are no family relationships between the executive officers or between the executive officers and the Registrant's directors.

               Name                   Age                                     Position and Office
- ------------------------------------------------------------------------------------------------------------------------------
Daniel R. Smith...................    59      Chairman and Chief Executive Officer of the Registrant.
Richard F. Chormann...............    56      President and Chief Operating Officer of the Registrant.
Thomas W. Lambert.................    52      Executive Vice President and Chief Financial Officer of the Registrant.
George S. Nugent..................    59      Executive Vice President of the Registrant; Secretary and Chief Service Officer
                                              since 1992.
John B. Rapp......................    57      Executive Vice President of the Registrant.
David B. Wirt.....................    54      Executive Vice President of the Registrant.
- ------------------------------------------------------------------------------------------------------------------------------

ITEM 2. PROPERTIES

   The Registrant is headquartered in Kalamazoo, Michigan.

   The Registrant's subsidiaries operate a total of 572 offices of which 435 are owned by the respective banks, 108 are leased, 20 are owned by the subsidiary involved but on leased land, and 9 are owned by the banks involved, with leased parking lots. Reference is made to Note 10 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" included later in this document for further information regarding the terms of these leases. All of these offices are considered by management to be well maintained and adequate for the purpose intended.

ITEM 3. LEGAL PROCEEDINGS

   The subsidiaries of the Registrant are routinely engaged in litigation, both as plaintiff and defendant, which is incident to their business, and in certain proceedings, claims or counter-claims have been asserted against the Registrant's subsidiaries. Management, after consultation with legal counsel, does not currently anticipate that the ultimate liability, if any, arising out of such litigation and threats of litigation will have a material effect on the financial position of the Registrant.

   Certain of First of America's subsidiaries own or previously owned certain parcels of real property with respect to which they have been notified by the Michigan Department of Natural Resources pursuant to Michigan environmental statutes that they may be potentially responsible parties

(PRPs) for environmental contamination on or emanating from the properties. The costs of remediating the contamination cannot be determined at this time. While, as PRPs, these subsidiaries may be jointly and severally liable for the costs of remediating the contamination, in most cases, there are a number of other PRPs who may also be jointly and severally liable for remediation costs. Additionally, in certain cases, these subsidiaries have asserted statutory defenses to liability for remediation costs based on the subsidiaries' status as lending institutions that acquired ownership of the contaminated property through foreclosure. First of America's management, after consultation with legal counsel, does not currently anticipate that the ultimate liability, if any, arising from these matters will have a material effect on First of America's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the three months ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The Registrant's common stock is listed for trading on the New York Stock Exchange (NYSE). The range of high and low sales prices appear under the caption "Market price of common stock" under Supplemental Information included with "Item 8. Financial Statements and Supplementary Data" included later in this document.

   Common stock dividends, payable in cash, were declared on a quarterly basis during 1993 and 1992. The dividends declared per common share totaled $1.55 during 1993 and $1.34 during 1992. Restrictions on the Registrant's ability to pay dividends are described in Note 11 in the paragraph beginning "The various loan agreements" and in Note 15 of the Registrant's "Notes to Consolidated Financial Statements" included under "Item 8. Financial Statements and Supplementary Data" included later in this document.

   The number of record holders of the Registrant's common stock as of December 31, 1993 was 28,400.

ITEM 6. SELECTED FINANCIAL DATA

   Reference is made to the following information included in "Item 7. Management's Discussion and Analysis -- Table II" under the caption "Selected Financial Data": the line items "Interest income" through "Fully diluted" earnings per share, "Cash dividends declared per common share," "Total assets" and "Long term debt" for the years 1989 through 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following financial review compares the performance of First of America, on a consolidated basis, for the three years ended December 31, 1993, and should be read in conjunction with the consolidated financial statements and notes thereto.

Mergers and Acquisitions

   Table I below and Note 2 of the Notes to Consolidated Financial Statements, included later in this document, summarize First of America's business combinations for the past three years.

Business Combinations                                                                                               TABLE I
($ in thousands)
- --------------------------------------------------------------------------------------------------------------------------------
                   1993                                 1992                                 1991
- --------------------------------------------------------------------------------------------------------------------------------
                              Assets                                     Assets                                         Assets
Affiliate                   Acquired     Affiliate                     Acquired     Affiliate                          Acquired
- --------------------------------------------------------------------------------------------------------------------------------
Kewanee Investing                        Security Bancorp,                          Champion Federal Savings
 Company, Inc.............  $ 29,776     Inc.......................  $2,716,029     and Loan Association...........  $2,147,780
Citizens Federal Bank                    First Petersburg                           Morgan Community
 (14 branches)............   499,337     Bancshares, Inc...........      50,100     Bancorp, Inc...................      41,961
                                                                     ----------
Pioneer Mortgage Company                                                            Home Federal Savings
 (five offices)...........        --                                                Bank, F.A......................     136,840
                            --------                                                                                 ----------
                            $529,113                                 $2,766,129                                      $2,326,581
- --------------------------------------------------------------------------------------------------------------------------------



   First of America continued to expand selected areas during 1993 through the acquisition process. On August 16th, First of America acquired five Pioneer Mortgage Company origination offices bringing the total origination offices to 18 and expanding its presence into North Carolina. Additionally, First of America continued to increase its presence in Illinois with the acquisition of Kewanee Investing Company, Inc. and 14 Illinois branches of Citizens Federal Bank which added $498 million in deposits to the balance sheet. First of America also announced the pending acquisition of LGF Bancorp, Inc. and its principal subsidiary, La Grange Federal Savings and Loan Association with $410 million in assets at December 31, 1993. Note 3 to the Notes to the Consolidated Financial Statements provides additional information about the pending acquisition of LGF Bancorp, Inc.

1993 Highlights

   Reported net income was $247.4 million, an increase of 67.7 percent from 1992's $147.5 million, and fully diluted earnings per share were $4.14 compared with $2.46 a year ago. The prior year's results were reduced by three substantial nonrecurring charges -- adoption of Financial Accounting Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ($22.0 million), one-time Security Bancorp merger and assimilation costs ($23.9 million), and an intangible asset writedown ($25.9 million). Compared with 1992 results from ongoing operations, which excludes these one-time charges, net income and fully diluted earnings per share for 1993 increased 12.8 percent and
12.5 percent, respectively. Reported net income for 1991 was $159.5 million, or $2.69 per fully diluted share.

   Also showing improvement, return on average assets for 1993 was 1.20 percent versus 0.75 percent in 1992 and 0.95 percent in 1991. Return on average total shareholders' equity for the same periods was 17.50 percent, 11.38 percent and
13.07 percent, respectively. Both of 1993's ratios exceeded 1992's ongoing operating ratios of 1.12 percent return on average assets and 16.42 percent return on total equity.

   The final assimilation of Champion Federal into nine Illinois affiliate banks occurred on July 1, 1993, paving the way for added market development and cost efficiencies in the company's Illinois franchise.

   First of America's asset quality measurements showed improvement in 1993 as non-performing assets as a percent of total assets decreased to 0.86 percent versus the 0.97 percent reported at year-end 1992 and 0.87 percent at year-end 1991. Net charge-offs as a percent of average loans also improved to 0.53 percent versus 0.57 percent for 1992, another indicator of First of America's strong asset quality. Net charge-offs as a percent of average loans was 0.53 percent for 1991.

   Total assets were $21.2 billion at December 31, 1993, a 5.4 percent increase over the $20.1 billion reported at December 31, 1992, while total loans, for the same periods, increased 4.6 percent to $14.4 billion. The increase in loans was primarily the result of an 18.0 percent increase in total consumer loans. These loans, which include credit cards, indirect installment, direct installment and other revolving credit, accounted for $5.1 billion or 35 percent of the total loan portfolio. The commercial loan portfolio experienced only a 0.6 percent increase from year-end 1992.

   Total shareholders' equity increased 14.1 percent to $1.5 billion at year-end 1993. The increase over the $1.3 billion reported for December 31, 1992 resulted from the retention of earnings and a $31.5 million mark-to-market adjustment to equity, net of tax, due to the adoption at year-end of Financial Accounting Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 is discussed later in this document under the heading of Funding, Liquidity and Interest Rate Risk and in Notes 1 and 6 of the Notes to Consolidated Financial Statements. Book value per fully diluted share was $25.60 compared with $22.49 and $21.47 for year-ends 1992 and 1991.

   The Board of Directors increased the cash dividend paid per common share in May to $1.60, on an annualized basis, a 14.3 percent increase. This increase represents the largest percentage increase since 1986 and indicates the Board's continued confidence in the current and future profitability of First of America.

      [EARNINGS PER                                               [RETURN ON AVERAGE
      SHARE GRAPH]                                                TOTAL EQUITY GRAPH]
                                                                                     Return on average total
                                                                                     equity measures what a
                                                                                     company earns on its
                         Over the last five years,                                   shareholders' investment.
                         fully diluted earnings                                      First of America's 1993
                         per share grew at a 14.8%                                   return on equity of
                         annual compound growth                                      17.50% exceeded its Peer
                         rate.                                                       Group average of 15.98%

- --------------------------------------------------------------------------------
Note: The Peer Group averages were calculated by First of America and include BancOne, Boatmen's Bancshares, Inc., Comerica, Firstar, First Bank Systems, Marshall and Ilsley, Michigan National, National City Corporation, NBD Bancorp, Northern Trust, Norwest, Old Kent Corporation and Society Corporation.


Selected Financial Data                                                                                               TABLE II
($ in thousands, except per share data)

                       5 Year                                          Year ended December 31,
                      Compound       --------------------------------------------------------------------------------------------
                     Growth Rate         1993            1992            1991            1990            1989            1988
- ---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Interest income......      4.3%      $  1,510,966       1,596,127       1,537,861       1,519,841       1,447,239       1,222,490
Interest expense.....     (1.4)           608,949         721,300         786,910         841,142         806,619         654,254
                                     ------------     -----------     -----------     -----------     -----------     -----------
Net interest
 income..............      9.7            902,017         874,827         750,951         678,699         640,620         568,236
Provision for loan
 losses..............     17.6             84,714          78,809          71,030          44,782          43,805          37,601
Total non-interest
 income..............     14.3            292,184         261,316         209,900         181,558         166,604         149,469
Total non-interest
 expense.............      8.2            763,528         796,348         665,732         602,319         558,183         514,566
Applicable income tax
 expense.............     17.5             98,574          91,506          64,625          58,628          53,728          43,965
Extraordinary item,
 net of tax..........      n/a                 --         (21,956)             --              --              --              --
- ---------------------------------------------------------------------------------------------------------------------------------
Net income...........     15.3%      $    247,385         147,524         159,464         154,528         151,508         121,573
- ---------------------------------------------------------------------------------------------------------------------------------
Net income applicable
 to common stock.....     18.7%      $    241,232         135,015         144,028         137,818         132,897         102,348
- ---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF
 COMMON STOCK:
 Primary.............     15.1%      $       4.20            2.46            2.69            2.62            2.52            2.08
 Fully diluted.......     14.8               4.14            2.46            2.69            2.62            2.52            2.08
Average common shares
 outstanding
 ("000").............      3.2             57,417          54,842          53,536          52,622          52,685          49,088
Cash dividends
 declared per common
 share...............     10.3       $       1.55            1.34            1.24            1.15            1.08            0.95
Primary book value
 per common share....      9.8              25.60           22.12           20.58           18.97           17.52           16.03
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET SUMMARY
ASSETS:
Cash and due from
 banks...............     (1.1)%     $    903,517         918,960       1,000,578       1,028,159         983,018         956,178
Federal funds sold,
 resale agreements
 and time deposits...    (28.8)            74,909         175,030         254,333         146,175         457,828         409,911
Securities:
     Held to
       maturity......      n/a          1,856,623       3,489,626       4,261,360       3,775,030       3,604,406       3,602,682
     Available for
       sale..........      n/a          3,261,481              --              --              --              --              --
     Held for sale...      n/a                 --       1,137,420              --              --              --              --
Loans -- net of
 unearned income.....      9.4         14,394,155      13,756,017      13,228,027      11,228,221       9,950,467       9,166,480
Allowance for loan
 losses..............      7.1           (188,664)       (176,793)       (174,882)       (137,012)       (126,175)       (133,609)
Other assets.........      7.1            928,450         846,507         900,552         749,379         637,898         659,521
- ---------------------------------------------------------------------------------------------------------------------------------
Total assets.........      7.7%      $ 21,230,471      20,146,767      19,469,968      16,789,952      15,507,442      14,661,163
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
 EQUITY:
Deposits.............      7.0%      $ 18,243,703      18,035,553      17,483,232      15,016,343      13,828,041      12,982,042
Short term
 borrowings..........     26.6            994,578         338,023         282,225         264,049         273,286         306,317
Long term debt.......      4.7            254,193         254,051         260,398         179,899         170,680         201,865
Other liabilities....      9.5            214,560         183,649         176,745         153,658         117,477         136,109
Total shareholders'
 equity..............      8.0          1,523,437       1,335,491       1,267,368       1,176,003       1,117,958       1,034,830
- ---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 equity..............      7.7%      $ 21,230,471      20,146,767      19,469,968      16,789,952      15,507,442      14,661,163
- ---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average
 total equity........                       17.50%          11.38           13.07           13.70           14.07           12.74
Return on average
 assets..............                        1.20            0.75            0.95            0.98            1.02            0.89
Net interest margin
 (a).................                        4.86            4.98            5.07            4.92            4.95            4.83
Total shareholders'
 equity to
 assets at

 year-end............                        7.18            6.63            6.51            7.00            7.21            7.06
- ---------------------------------------------------------------------------------------------------------------------------------
AS ORIGINALLY
 REPORTED
Earnings per share,
 fully diluted.......                $       4.14            2.46            3.24            3.18            2.90            2.99
Book value per share,
 fully diluted.......                       25.60           22.49           25.87           24.06           22.37           22.66
Return on average
 total assets........                        1.20%           0.75            0.96            1.01            1.00            0.99
- ---------------------------------------------------------------------------------------------------------------------------------

(a) Fully taxable equivalent; based on a marginal federal income tax rate of 35% for 1993 and 34% for prior years.

Income Analysis

   Net Interest Income -- Net interest income is the primary source of income for First of America, accounting for 76 percent of total revenue. For 1993 net interest income on a fully taxable equivalent basis (FTE) was $925.1 million, up
2.8 percent from $899.9 million in 1992. The 1993 increase was largely the result of a 5.4 percent increase in average earning assets, offset by the lower net interest margin of 4.86 percent versus 4.98 percent for 1992. For the 1992 comparison with 1991, net interest income (FTE) increased 15.4 percent due to the addition of Champion Federal's earning assets at December 31, 1991.

   Loans as a percent of earning assets for 1993 and 1992 were 73.5 percent and
74.1 percent, respectively. The deposits acquired with Citizens Federal's 14 Illinois offices were assumed without accompanying loans; this was the main reason for this ratio's decrease in 1993. As these deposits are used to fund loans, the ratio of loans to deposits should return to a higher level and add to the company's net interest income.

   Net interest income, average balance sheet amounts and the corresponding yields and costs for the years 1989 through 1993 are shown in Table IV. Table III presents a summary of the changes in net interest income resulting from changes in volumes and rates for 1993 and 1992.

Volume/Rate Analysis                                                   TABLE III
($ in thousands)

                                                  1993 Change From 1992 Due To                  1992 Change From 1991 Due To
- ------------------------------------------------------------------------------------------------------------------------------------
                                               Volume           Rate          Total           Volume           Rate         Total
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans (FTE)..............................    $ 41,276       (107,264)       (65,988)         216,989       (143,074)       73,915
Taxable securities.......................      41,148        (52,325)       (11,177)          48,329        (49,165)         (836)
Tax exempt securities (FTE)..............       3,271         (7,035)        (3,764)          (8,190)        (2,080)      (10,270)
Money market investments.................      (4,582)        (1,654)        (6,236)          (2,282)        (6,307)       (8,589)
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest income (FTE)..............    $ 81,113       (168,278)       (87,165)         254,846       (200,626)       54,220
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest bearing deposits................    $ 14,010       (135,114)      (121,104)         121,318       (191,119)      (69,801)
Short term borrowings....................      11,713         (1,271)        10,442            1,787         (3,107)       (1,320)
Long term debt...........................       1,984         (3,673)        (1,689)           6,230           (719)        5,511
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest expense...................    $ 27,707       (140,058)      (112,351)         129,335       (194,945)      (65,610)
- ------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income............    $ 53,406        (28,220)        25,186          125,511         (5,681)      119,830
- ------------------------------------------------------------------------------------------------------------------------------------

* Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. Non-taxable income has been adjusted to a fully taxable equivalent basis.


- -------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Income/Average Rates                                                       TABLE IV
($ in thousands)
Year Ended December 31,                                 1993                                  1992
- -------------------------------------------------------------------------------------------------------------------
                                                                  Average                                Average
                                                      Interest     Rate                     Interest      Rate
                                         Average       Income/    Earned/      Average       Income/     Earned/
                                         Balance       Expense     Paid        Balance       Expense      Paid
- -------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments............   $    93,662        2,854     3.05%    $   233,757        9,090      3.89%
Investment securities:
U.S. Treasury, federal agencies and
 other..............................     4,537,814      262,871     5.79       3,898,195      274,048      7.03
State and municipal securities(1)...       530,407       42,605     8.03         493,785       46,369      9.39
Total loans(1)(2)...................    13,875,584    1,225,736     8.83      13,435,991    1,291,724      9.61
                                       -----------    ---------              -----------    ---------
Total earning assets/total interest
 income(1)..........................    19,037,467    1,534,066     8.06      18,061,728    1,621,231      8.98
                                       -----------    ---------              -----------    ---------
Less allowance for loan losses......       182,594                               176,595
Cash and due from banks.............       839,506                               818,279
Other assets........................       850,783                               870,879
- -------------------------------------------------------------------------------------------------------------------
Total...............................   $20,545,162                           $19,574,291
- -------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts............   $ 3,137,831       66,088     2.11%    $ 2,820,091       86,568      3.07%
Money market savings and checking
 account............................     3,852,780       95,314     2.47       3,972,004      128,820      3.24
Time deposits.......................     8,638,044      409,097     4.74       8,520,485      476,215      5.59
                                       -----------    ---------              -----------    ---------
Total interest-bearing deposits.....    15,628,655      570,499     3.65      15,312,580      691,603      4.52
Short term borrowings...............       575,074       18,546     3.22         216,352        8,104      3.75
Long term debt......................       272,297       19,904     7.31         248,032       21,593      8.71
                                       -----------    ---------              -----------    ---------
Total interest-bearing
 liabilities/total interest
 expense............................    16,476,026      608,949     3.70      15,776,964      721,300      4.57
                                       -----------    ---------              -----------    ---------
Demand deposits.....................     2,463,534                             2,301,768
Other liabilities...................       191,922                               198,633
Non-redeemable preferred stock......        74,586                               140,952
Common shareholders' equity.........     1,339,094                             1,155,974
- -------------------------------------------------------------------------------------------------------------------
Total...............................   $20,545,162                           $19,574,291
- -------------------------------------------------------------------------------------------------------------------
Interest income/earning assets......                                8.06%                                  8.98%
Interest expense/earning assets.....                                3.20                                   4.00
- -------------------------------------------------------------------------------------------------------------------
Net interest margin/earning
 assets.............................                                4.86%                                  4.98%
- -------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                                 1991                                  1990
- ------------------------------------------------------------------------------------------------------------------
                                                                 Average                                Average
                                                      Interest    Rate                     Interest      Rate
                                        Average        Income/   Earned/      Average       Income/     Earned/
                                        Balance        Expense    Paid        Balance       Expense      Paid
- ------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments............  $   273,208        17,679    6.47%    $   462,816       38,941      8.41%
Investment securities:
U.S. Treasury, federal agencies and
 other..............................    3,267,738       274,884    8.41       3,041,910      265,876      8.74
State and municipal securities(1)...      580,307        56,640    9.76         599,891       59,607      9.94
Total loans(1)(2)...................   11,276,061     1,217,808   10.80      10,359,695    1,188,213     11.47
                                      -----------     ---------             -----------    ---------
Total earning assets/total interest
 income(1)..........................   15,397,314     1,567,011   10.18      14,464,312    1,552,637     10.74
                                      -----------     ---------             -----------    ---------
Less allowance for loan losses......      139,332                               129,067
Cash and due from banks.............      785,798                               803,022
Other assets........................      754,446                               665,238
- ------------------------------------------------------------------------------------------------------------------
Total...............................  $16,798,226                           $15,803,505
- ------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts............  $ 2,375,565       105,904    4.46%    $ 2,334,355      111,322      4.77%
Money market savings and checking

 account............................    3,829,647       186,406    4.87       3,419,159      197,699      5.78
Time deposits.......................    6,804,895       469,094    6.89       6,260,473      493,857      7.89
                                      -----------     ---------             -----------    ---------
Total interest-bearing deposits.....   13,010,107       761,404    5.85      12,013,987      802,878      6.68
Short term borrowings...............      177,834         9,424    5.30         257,243       18,836      7.32
Long term debt......................      176,780        16,082    9.10         199,592       19,428      9.73
                                      -----------     ---------             -----------    ---------
Total interest-bearing
 liabilities/total interest
 expense............................   13,364,721       786,910    5.89      12,470,822      841,142      6.74
                                      -----------     ---------             -----------    ---------
Demand deposits.....................    2,064,849                             2,068,642
Other liabilities...................      148,626                               136,245
Non-redeemable preferred stock......      165,730                               178,605
Common shareholders' equity.........    1,054,300                               949,191
- ------------------------------------------------------------------------------------------------------------------
Total...............................  $16,798,226                           $15,803,505
- ------------------------------------------------------------------------------------------------------------------
Interest income/earning assets......                              10.18%                                 10.74%
Interest expense/earning assets.....                               5.11                                   5.82
- ------------------------------------------------------------------------------------------------------------------
Net interest margin/earning
 assets.............................                               5.07%                                  4.92%
- ------------------------------------------------------------------------------------------------------------------

Year Ended December 31,                              1989
- ----------------------------------------------------------------------
                                                             Average
                                                   Interest    Rate
                                        Average     Income/   Earned/
                                        Balance     Expense    Paid
- ----------------------------------------------------------------------
ASSETS:
Money market investments............  $   512,705     48,495    9.46%
Investment securities:
U.S. Treasury, federal agencies and
 other..............................    3,057,965    263,608    8.62
State and municipal securities(1)...      503,035     51,497   10.24
Total loans(1)(2)...................    9,507,486  1,115,708   11.74
                                      -----------  ---------
Total earning assets/total interest
 income(1)..........................   13,581,191  1,479,308   10.89
                                      -----------  ---------
Less allowance for loan losses......      126,793
Cash and due from banks.............      787,677
Other assets........................      630,537
- ----------------------------------------------------------------------
Total...............................  $14,872,612
- ----------------------------------------------------------------------
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts............  $ 2,443,718    119,194    4.88%
Money market savings and checking
 account............................    2,897,483    169,971    5.87
Time deposits.......................    5,743,946    470,441    8.19
                                      -----------  ---------
Total interest-bearing deposits.....   11,085,147    759,606    6.85
Short term borrowings...............      315,251     26,293    8.34
Long term debt......................      205,895     20,720   10.06
                                      -----------  ---------
Total interest-bearing
 liabilities/total interest
 expense............................   11,606,293    806,619    6.95
                                      -----------  ---------
Demand deposits.....................    2,049,283
Other liabilities...................      140,256
Non-redeemable preferred stock......      194,069
Common shareholders' equity.........      882,711
- ----------------------------------------------------------------------
Total...............................  $14,872,612
- ----------------------------------------------------------------------
Interest income/earning assets......                           10.89%
Interest expense/earning assets.....                            5.94
- ----------------------------------------------------------------------
Net interest margin/earning
 assets.............................                            4.95%
- ----------------------------------------------------------------------

(1) Interest income on obligations of states and political subdivisions and on tax exempt commercial loans has been adjusted to a taxable equivalent basis using a marginal federal tax rate of 35% for 1993 and 34% for prior years.

(2) Non-accrual loans are included in average loan balances.

   Net Interest Margin -- The net interest margin for 1993 was 4.86 percent compared with 4.98 percent in 1992 and 5.07 percent in 1991. While the prime rate remained constant throughout 1993, yields on earning assets declined at a faster pace than did the rates paid on interest bearing liabilities (92 basis points versus 87 basis points). The reduction in earning asset yields was due to accelerated prepayments of residential mortgages and collateralized mortgage obligations. Also affecting the 1993 margin was an internal investment strategy, involving borrowing short-term money to purchase short-term securities, which added to earnings but reduced the net interest margin by approximately 3 basis points, and the August 26, 1993 acquisition of Citizens Federal adding $498 million of higher priced deposits with no offsetting earning assets, which also reduced 1993's margin by approximately 3 basis points. During 1992 the earning asset yields decreased 120 basis points while rates paid on interest bearing liabilities decreased at a faster pace (132 basis points). The decrease in the 1992 net interest margin from 1991 was the result of the acquisition of Champion Federal's higher rate thrift deposits at year-end 1991. This acquisition reduced 1992's margin by approximately 34 basis points but was partially offset by strong net interest margins at First of America's bank affiliates.

   Provision for Loan Losses -- The provision for loan losses is based on the current level of net charge-offs and management's assessment of the credit risk inherent in the loan portfolio. For 1993, the provision for loan losses was increased 7.5 percent to $84.7 million from $78.8 million in 1992 to keep pace with growth in the total loan portfolio, particularly consumer loans which historically have a higher charge-off ratio than other portfolios. However, net charge-offs for 1993 decreased 4.7 percent compared with 1992 contributing to the higher allowance as a percent of gross loans ratio of 1.31 percent from the
1.29 percent reported at December 31, 1992. The 1991 provision was $71.0 million. Additional information on the provision for loan losses, net charge-offs and non-performing assets is provided in Tables IX and XI and under the caption, "Credit Risk Profile," presented later in this discussion.

   Non-interest Income -- Non-interest income continued its double digit growth pattern in 1993 as First of America maintained its emphasis on cross sell strategies for products throughout its extensive branch network. Non-interest income increased 11.8 percent to $292.2 million in 1993 compared with $261.3 million in 1992 and $209.9 million in 1991. Non-interest income which has grown at an average compounded rate of 14.3 percent over the last five years, now represents 24.0 percent of total revenue (net interest income (FTE) plus non-interest income) versus 22.5 percent for 1989. Table V presents the major components of non-interest income from 1989 to 1993.


Non-Interest Income and Non-Interest Expense                                                                        TABLE V
($ in thousands)

                                                                                                                    Change
                                                                                                                   1993/1992
- -----------------------------------------------------------------------------------------------------------------------------------
                                                  1993         1992        1991        1990        1989        Amount           %
- -----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposits.................    $  84,648      79,522      70,318      64,388      57,322        5,126       6.45%
Trust and financial services income.........       77,290      68,850      60,904      51,038      42,876        8,440      12.26
Investment securities transactions, net.....       16,753      14,993       1,088      (6,380)        119        1,760      11.74
Other operating income......................      113,493      97,951      77,590      72,512      66,287       15,542      15.87
- -----------------------------------------------------------------------------------------------------------------------------------
Total non-interest income...................    $ 292,184     261,316     209,900     181,558     166,604       30,868      11.81
- -----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Personnel...................................    $ 403,119     410,854     361,187     326,308     300,481       (7,735)     (1.88)%
Occupancy, net..............................       55,093      57,286      50,413      48,985      44,991       (2,193)     (3.83)
Equipment...................................       53,376      63,134      51,474      46,690      43,929       (9,758)    (15.46)
Outside data processing.....................       14,963      10,380      11,448      13,005      13,147        4,583      44.15
Amortization of intangibles.................        8,902      38,336      10,303       8,583       8,374      (29,434)    (76.78)
FDIC premiums...............................       39,680      38,711      31,032      16,444      10,669          969       2.50
Other operating expenses....................      188,395     177,647     149,875     142,304     136,592       10,748       6.05
- -----------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense..................    $ 763,528     796,348     665,732     602,319     558,183      (32,820)     (4.12)
- -----------------------------------------------------------------------------------------------------------------------------------
Non-interest income as a percent of average
 assets.....................................         1.42%       1.33        1.25        1.15        1.12
Non-interest expense as a percent of average
 assets.....................................         3.72        4.07        3.96        3.81        3.75
Burden ratio................................         2.30        2.74        2.71        2.66        2.63
Efficiency ratio............................        62.72       68.58       67.25       67.44       66.51
Efficiency ratio, excluding FDIC
 premiums...................................        59.46       65.24       64.11       65.60       65.24
- -----------------------------------------------------------------------------------------------------------------------------------

   The two largest components of First of America's non-interest income are service charges on deposit accounts and income from trust and financial services. Service charges on deposit accounts increased 6.4 percent in 1993 to $84.6 million compared with $79.5 million in 1992 and $70.3 million in 1991.

   The Trust and Financial Services Division provides First of America's customers with quality traditional trust services, brokerage services, investment advisory services, farm management and administration for pension and profit-sharing plans. At year-end 1993, total trust assets held in personal trust accounts, employee benefit plans, retail accounts and others exceeded $12.6 billion. Total income from trust and financial services was $77.3 million in 1993, $68.9 million in 1992 and $60.9 million in 1991. The primary component of total trust income, traditional trust income, increased 10.8 percent in 1993 to $56.7 million compared with $51.1 million in 1992 and $47.7 million in 1991.

   First of America's Trust and Financial Services Division expanded its income-producing capabilities in 1993. As part of its current marketing efforts, First of America increased its sales force including the placement of financial service consultants in its mortgage origination offices in Missouri, Arizona, Florida and North Carolina to cross-sell its investment products. Revenue from other financial services showed continued growth in 1993, increasing 16.4 percent to $20.6 million versus $17.7 million and $13.2 million in 1992 and 1991, respectively. This business activity has maintained double digit growth in revenue due to the increased sales efforts, the growing number of products available to customers and the consumers' increased interest in alternative investment vehicles. Retail sales of The Parkstone Group of Mutual Funds more than doubled in 1993 to $247 million versus $107 million in 1992.

   Investment securities gains increased slightly over 1992, adding $0.18 per fully diluted share to 1993 earnings per share versus $0.17 per fully diluted share in 1992. The total net gain from such sales in 1993 was $16.8 million compared with $15.0 million in 1992 and $1.1 million in 1991. At year-end 1993, total unrealized gains of $53.2 million and total unrealized losses of $4.4 million remained in the Securities Available for Sale portfolio.

   Other non-interest income totaled $113.5 million in 1993, versus $98.0 million in 1992 and $77.6 million in 1991. The most significant components of other non-interest income, retail credit fees and mortgage banking revenue, increased 10.3 percent and 93.3 percent, respectively, for the year over year comparisons.

   Largely attributable to growth in the credit card portfolio, credit card fees for 1993 increased to $40.0 million compared with $36.2 million and $32.5 million in 1992 and 1991, respectively. The credit card portfolio reached $1.2 billion at year-end 1993, compared with $1.0 billion last year. Contributing to this increase were credit card solicitation campaigns to selected local and national customers which added over 300,000 accounts during 1993. First of America's cost to acquire a new account is $22, approximately one-half the quoted rate of its competitors. The cost to efficiently service the credit card portfolio of approximately $34 per account compares favorably with an industry peer average of approximately $48 per account.

   First of America's mortgage banking revenue contributed 13.2 percent of total fee-based income recorded in 1993 versus 7.7 percent in 1992. Gains on the sale of loans, the largest component of 1993's mortgage banking revenue, totalled $29.5 million compared to $15.2 million in 1992 and $5.2 million in 1991. The other source of mortgage banking revenue, mortgage servicing, has also continued to rise, increasing 93.3 percent to $7.0 million in 1993 versus 1992's $3.6 million and the $2.4 million reported in 1991. Reducing the 1993 and 1992 mortgage servicing income were $0.5 million and $3.3 million in excess mortgage servicing rights, respectively, written-off due to the decline in residential mortgage rates and the resulting higher mortgage prepayment rate.

   First of America originated $3.0 billion in new residential mortgage loans in 1993, a large portion of which were sold to the secondary market contributing to the record gains recorded in 1993. As the surge of mortgage refinancings diminishes, gains from the sale of new mortgage loans will level off; when that occurs, servicing fees from the previously sold loans will continue to provide a steady revenue stream. Servicing was retained on substantially all of the loans sold to the secondary market during 1993 resulting in a total servicing portfolio of $6.3 billion at year-end versus $6.1 billion a year ago. The outstanding servicing portfolio has an average interest rate of 7.80 percent and an average original term of 19.2 years.

Nonbank Services                                                        TABLE VI
($ in thousands)
                                                                                                                         % Change
                                                                              1993            1992           1991        1993/1992
- -----------------------------------------------------------------------------------------------------------------------------------
TRUST AND FINANCIAL SERVICES
Traditional trust assets...............................................    $ 9,870,860      9,544,708      8,977,223         3.4%
Brokerage assets.......................................................      1,260,720      1,143,491      1,099,270        10.3
Other assets...........................................................      1,446,407      1,244,339      1,189,576        16.2
- --------------------------------------------------------------------------------------------------------------------
Total trust assets.....................................................    $12,577,987     11,932,538     11,266,069         5.4
- --------------------------------------------------------------------------------------------------------------------
Parkstone funds retail sales...........................................    $   246,578        107,565         19,146       129.2
- --------------------------------------------------------------------------------------------------------------------
Traditional trust income...............................................    $    56,677         51,142         47,696        10.8
Brokerage income.......................................................         10,159          8,868          6,091        14.6
Investment management fees,
 cash management fees and other........................................         10,454          8,840          7,117        18.3
- --------------------------------------------------------------------------------------------------------------------
Total trust income.....................................................    $    77,290         68,850         60,904        12.3
- -----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING
Gains on sale of loans.................................................    $    29,456         15,230          5,246        93.4%
Servicing income.......................................................          6,990          3,616          2,401        93.3
Loans sold servicing retained..........................................      1,386,000        594,144        286,812       133.3
Number of loans serviced at year end(#)................................        130,837        130,829        116,822          --
- -----------------------------------------------------------------------------------------------------------------------------------
RETAIL CREDIT SERVICES
Visa/Mastercard Gold outstandings......................................    $   607,827        248,586        236,590       144.5%
Other credit card and revolving loans outstandings.....................        753,777        938,344        811,590       (19.7)
- --------------------------------------------------------------------------------------------------------------------
Total revolving loan portfolio.........................................    $ 1,361,604      1,186,930      1,048,180        14.7
- --------------------------------------------------------------------------------------------------------------------
Visa/Mastercard Gold accounts(#).......................................        821,845        389,656        360,683       110.9
Other credit card and revolving accounts(#)............................      1,282,421      1,287,216      1,043,316        (0.4)
- --------------------------------------------------------------------------------------------------------------------
Total revolving cardholders(#).........................................      2,104,266      1,676,872      1,403,999        25.5
- --------------------------------------------------------------------------------------------------------------------
Total revolving credit fees............................................    $    39,964         36,216         32,499        10.3
- -----------------------------------------------------------------------------------------------------------------------------------

   Non-interest expense -- As detailed in Table V, non-interest expense was $763.5 million in 1993, a decrease of 4.1 percent over 1992's $796.3 million. The total expense for 1992 was affected by two major items: $29.5 million (pre-tax) of one-time charges for the merger and assimilation of Security and the $25.9 million intangible asset writedown. Excluding these amounts, total non-interest expense increased 3.1 percent in 1993 over 1992.

   The largest component of First of America's non-interest expense is personnel costs which were $403.1 million in 1993 versus $410.9 million in 1992 and $361.2 million in 1991. Included in the 1992 total were $12.2 million in one-time costs related to the Security merger for severance costs, employment contract expenses and early retirements. Personnel costs were up only 1.1 percent for 1993 over 1992 when adjusted for these one-time costs. Net income from ongoing operations per full time equivalent employee was $18,558 in 1993 versus $16,947 in 1992, demonstrating the benefit of First of America's program of functional consolidations and staff reductions.

   Net occupancy and equipment costs decreased 9.9 percent in 1993 to $108.5 million compared with $120.4 million in 1992 and $101.9 million in 1991. The 1992 total included $6.2 million in one-time costs for the write-off of duplicative fixed assets as a result of the Security acquisition. Without these one-time costs, the 1993 decrease was 5.1 percent, primarily the result of the assimilation of operating sites acquired with Champion Federal and Security.

   Other operating expenses, which included all other costs of doing business such as outside data processing, advertising, supplies, travel, telephone, professional fees and outside services purchased, were $203.4 million in 1993, up 8.2 percent from 1992's total of $188.0 million. One-time costs of $11.2 million related to the Security acquisition were included in the 1992 total. Excluding those costs, the 1993 percent increase would have been 15.0 percent. Increased advertising expense due to the national credit card solicitations and increased loan and collection expense due to growth in the consumer portfolio were two of the larger contributors to this growth, increasing $8.1 million, or 56.5 percent, and $2.7 million, or 31.0 percent, respectively.

   Efficiency ratio -- The efficiency ratio
measures non-interest expense as a percent
of the sum of net interest income (FTE) and
non-interest income. The lower the ratio,
the more efficiently a company's resources          [EFFICIENCY RATIO GRAPH]
produce revenues. Table V presents the
efficiency ratio over the last five years.
Excluding the 1992 one-time charges for the Security acquisition and the $25.9 million writedown of intangible assets, the 1993 efficiency ratio improved to 62.72 percent compared with 63.80 percent in 1992 and 67.25 percent in 1991. The growth in non-interest income, which outpaced the growth in non-interest expense, and the cost controls mentioned previously are responsible for the improvement in this ratio.

   Income tax expense -- Income tax expense
was $98.6 million in 1993 compared with
$91.5 million in 1992 and $64.6 million in
1991. The Omnibus Budget Reconciliation Act
of 1993 was passed in August 1993, increasing
First of America's federal income tax rate
to 35 percent effective January 1, 1993. The
effect of the change from the previous 34
percent is included in the 1993 financial
statements as a current charge to earnings
and added $3.1 million of income tax expense
for the full year. However, the new Act also
resulted in $2.9 million of additional tax
benefits. In addition, the results for 1993,
included income tax benefits of $5.6 million
related to the acquisition of Champion Federal,
that helped offset the increased federal
income tax rate. A summary of significant tax
components is provided in Note 19 of the Notes        The lower the ratio, the
to Consolidated Financial Statements included         more efficiently resource
later in this document.                               are being utilized to
                                                      produce revenue. First of
                                                      America has improved its
                                                      efficiency ratio through
Credit Risk Profile                                   streamlining operations,
                                                      standardizing computer
  First of America's community banking structure      systems and increasing
helps minimize its credit risk exposure. Community    fee income.
banking means that loans are made in local markets to consumers and small to mid-sized businesses from deposits gathered in the same market. Also in keeping with this philosophy, loans with few exceptions are limited to a total of $20 million for any one borrower or group of related borrowers.
A centralized, independent loan review staff evaluates each affiliate's loan portfolio on a regular basis and shares its evaluation with bank management as well as corporate senior management.

   First of America's loan portfolio has shifted to include more consumer loans than other types. At year-end 1993, the portfolio was distributed among commercial loans (14.9 percent), commercial mortgages (20.2 percent), residential mortgages (29.7 percent) and consumer loans (35.2 percent). The total loan portfolio, as presented in Table VII, was $14.4 billion at year-end 1993, up 4.6 percent from $13.8 billion a year ago.

Components of the Loan Portfolio                                       TABLE VII
($ in thousands)

                     December 31,                             1993            1992           1991           1990          1989
- ---------------------------------------------------------------------------------------------------------------------------------
Consumer, net..........................................    $ 5,062,173      4,288,431      4,060,126      3,566,844     3,330,600
Commercial, financial and agricultural.................      2,148,663      2,170,715      2,223,202      2,640,351     2,590,687
Real estate -- construction............................        252,839        300,954        342,944        320,476       281,071
Real estate -- mortgage................................      6,930,480      6,995,917      6,601,755      4,700,550     3,748,109
- ---------------------------------------------------------------------------------------------------------------------------------
Total loans............................................    $14,394,155     13,756,017     13,228,027     11,228,221     9,950,467
- ---------------------------------------------------------------------------------------------------------------------------------

   Commercial and Commercial Mortgage Loans -- First of America's commercial and commercial mortgage loans are made in local markets to small to mid-sized businesses. No single industry accounted for more than 10 percent of the total commercial loan portfolio, including mortgages and construction loans. Investor/developer loans, made to serve local markets, totaled $1.4 billion at year-end 1993 and were spread among such diverse property types as retail, residential rental, office rental and industrial. First of America has no foreign loans, no highly leveraged transactions and no syndicated purchase participations. Approximately 36.4 percent of total commercial loans, including commercial mortgages and construction loans, were made to customers in the metropolitan areas of Detroit, Grand Rapids and Indianapolis, compared with 37.4 percent a year ago. The remainder of the commercial portfolio was spread among suburban and rural communities throughout Michigan (31.3 percent), Illinois (31.1 percent) and Indiana (1.2 percent). Maturity and rate sensitivity of selected loan categories is presented in Table VIII.

Maturity and Rate Sensitivity of Selected Loans                       TABLE VIII
($ in thousands)

                                                                           One year      One year to       After
                          December 31, 1993                                or less       five years      five years       Total
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural................................    $1,218,168        522,557        135,677      1,876,402
Commercial tax-exempt.................................................        50,673         83,471        138,117        272,261
Real estate construction..............................................       184,491         51,139         17,209        252,839
- ----------------------------------------------------------------------------------------------------------------------------------
Total.................................................................    $1,453,332        657,167        291,003      2,401,502
- ----------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS ABOVE DUE AFTER ONE YEAR:
With predetermined interest rate......................................                    $ 297,614         94,978        392,592
With floating or adjustable interest rates............................                      359,553        196,025        555,578
- ----------------------------------------------------------------------------------------------------------------------------------
Total.................................................................                    $ 657,167        291,003        948,170
- ----------------------------------------------------------------------------------------------------------------------------------

   Included in the commercial loan and commercial mortgage portfolio at year-end 1993 was $114.1 million in non-performing loans compared with $124.6 million at the end of 1992. First of America's loan policies and procedures seek to minimize credit risk in the commercial portfolio. Cash-flow lending procedures emphasize the earning ability of the business instead of sole dependence on the collateral value which is dependent upon many variables. Net charge-offs as a percent of average commercial and commercial mortgage loans were 0.36 percent in 1993 and 0.47 percent in 1992, as the continuing economic recovery was reflected in reduced net loss experience.

   Residential Mortgage Loans -- Residential mortgage loans were $4.3 billion at year-end 1993 and $4.4 billion at year-end 1992. The average balance outstanding on First of America's residential mortgages at year-end 1993 was $48,000 per loan. The asset quality of the residential mortgage loan portfolio remained excellent. Non-performing loans as a percent of total residential mortgages were
0.40 percent at year-end 1993 compared with 0.48 percent a year ago. Net charge-offs as a percent of average residential mortgage loans were 0.03 percent and 0.02 percent in 1993 and 1992, respectively.

   At December 31, 1993, residential mortgage loans held for sale, originated at prevailing market rates, totalled $365.9 million with a market value of $368.8 million. These residential mortgages are closed and therefore included in outstandings on the balance sheet.

   In addition, First of America has entered into commitments to originate residential mortgage loans, at prevailing market rates, totalling $260.7 million of which all are intended for sale. Mandatory commitments to deliver mortgage loans or mortgage backed securities to investors, at prevailing market rates, totalled $373.3 million as of December 31, 1993. Additionally, approximately $16 million of put options were in existence at December 31, 1993 as a hedge against interest rate risk.

   Consumer Loans -- First of America's consumer loan portfolio was $5.1 billion at the end of 1993, compared with $4.3 billion at year-end 1992. Growth in this portfolio versus a year ago was across the board as direct consumer installment loans increased 16.8 percent, indirect consumer installment loans increased 20.1 percent and credit cards increased 18.5 percent. At year-end 1993, the number of credit card holders increased to 1.9 million and other revolving accounts totalled 0.2 million.

   The growth in the consumer portfolio was not achieved at the expense of reduced credit quality. In accordance with corporate policy, all revolving loans are charged off when they become 120 days past due. During 1993, net charge-offs as a percent of average total consumer loans were 1.18 percent versus 1.29 percent in 1992 and 1.50 percent in 1991.

   Asset Quality -- Total non-performing
loans, other real estate owned and other               [NON-PERFORMING
loans of concern for the past five years             ASSETS AS A PERCENT
are detailed in Table IX. Total non-                 OF LOANS PLUS OREO]
performing assets, including nonaccrual
loans, renegotiated loans and other real
estate owned, totaled $182.7 million
at year-end 1993, compared with $196.0
million at year-end 1992 and $168.4
million at year-end 1991. Except for
the southeast Michigan region, all            An example of First of America's
geographic areas served by the company        asset quality has been its non-
showed improvement in their asset quality     performing assets as a percent
during 1993. Non-performing assets in the     of total loans plus OREO ratio
southeast Michigan region represented         which has averaged 1.15 percent
1.30 percent of its total assets              over the last five years.  The
for 1993 compared with 1.08 percent           Peer Group ratio over the last
for 1992. For the company as a                five years averaged 1.94 percent.
whole this ratio was 0.86 percent,
0.97 percent and 0.87 percent,
respectively for 1993, 1992 and 1991.


Risk Elements in the Loan Portfolio                                                                              TABLE IX
($ in thousands)

December 31,                                                                   1993       1992       1991       1990       1989
- ------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans..........................................................  $121,186    126,619    116,995     76,533     55,556
Restructured loans.........................................................    10,879     20,669     16,837     12,234     14,762
Other real estate owned....................................................    50,595     48,699     34,601     17,620     16,759
                                                                             --------    -------    -------    -------    -------
 Non-performing assets.....................................................   182,660    195,987    168,433    106,387     87,077
Past due loans 90 days or more (excluding the above two categories)........    23,462     20,887     32,499     31,380     20,901
Other loans of concern.....................................................    53,206     37,663     37,189     23,361     16,536
- ------------------------------------------------------------------------------------------------------------------------------
Total......................................................................  $259,328    254,537    238,121    161,128    124,514
- ------------------------------------------------------------------------------------------------------------------------------

   Other loans of concern which represent loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms totaled $53.2 million at year-end 1993, an increase of 41.3 percent from 1992's year-end total of $37.7 million. While management has identified these loans as requiring additional monitoring, they do not necessarily represent future non-performing loans.

   Net charge-offs as a percent of average loans was 0.53 percent for 1993, 0.57 percent for 1992 and 0.53 percent for 1991. Over the last five years, First of America's net charge-offs as a percent of average loans has averaged 0.53 percent which compares favorably to the 0.64 percent experienced by its Peer Group. The Peer Group's net charge-offs as a percent of average loans for 1993 was 0.51 percent.

   The allowance for loan losses is determined by management, taking into consideration past charge-off experience, estimated loss exposure on specific loans and the current and projected economic climate. Quarterly each affiliate evaluates the adequacy of its allowance for loan loss and their recommendations are reviewed by corporate loan review management. Management's allocation of the allowance for loan losses over the last five years is presented in Table X. The amounts indicated for each loan type include amounts allocated for specific loans as well as a general allocation.

   The allowance coverage of non-performing loans at year-end 1993 was 143 percent compared with 120 percent at year-end 1992 and 131 percent at year-end 1991. It was management's determination that the level of the allowance was adequate to absorb potential loan losses. Other ratios measuring asset quality and the adequacy of the allowance for loan losses are presented in Table XI.

Allocation of Allowance for Loan Losses                                                                             TABLE X
($ in thousands)

      December 31,                1993                 1992                 1991                 1990                 1989
- ----------------------------------------------------------------------------------------------------------------------------------
                                        % of                 % of                 % of                 % of                 % of
                           Allowance   Loans*   Allowance   Loans*   Allowance   Loans*   Allowance   Loans*   Allowance   Loans*
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and
 agricultural............  $ 39,231     1.83%   $ 43,466     2.00%   $ 49,129     2.21%   $ 43,498     1.65%   $ 52,992     2.05%
Real estate..............    55,661     0.81      54,873     0.76      49,639     1.14      40,334     0.80      28,609     0.71
Consumer.................    69,633     1.38      52,847     1.23      54,333     1.34      44,000     1.23      38,932     1.17
Unallocated..............    24,139     0.17      25,607     0.19      21,781     0.16       9,180     0.08       5,642     0.06
- ------------------------------------------------------------------------------------------------------------------------------
Total....................  $188,664              176,793              174,882              137,012              126,175
- ----------------------------------------------------------------------------------------------------------------------------------
Allowance to total
 loans...................               1.31%                1.29                 1.32                 1.22                 1.27
- ----------------------------------------------------------------------------------------------------------------------------------

* Allowance as a percent of year-end loans outstanding by type. Unallocated ratio is the unallocated portfolio allowance as a percent of total loans at year-end.

Summary of Loan Loss Experience                                                                                     TABLE XI
($ in thousands)

December 31,                                                      1993           1992          1991          1990         1989
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period...............................  $   176,793       174,882       137,012       126,175      133,609
Provision charged against income.............................       84,714        78,809        71,030        44,782       43,805
Allowance for loan losses of acquired/(sold) banks...........           50          (372)       27,094        11,185        2,324
RECOVERIES:
Commercial, financial and agricultural.......................        8,692         7,215         8,616        11,010       10,773
Real estate -- construction..................................           --            --            --            --            3
Real estate -- mortgage......................................        2,615         2,112         1,487         1,741        1,261
Consumer loans...............................................       24,556        24,313        20,177        15,719       15,691
                                                               -----------    ----------    ----------    ----------    ---------
Total recoveries.............................................       35,863        33,640        30,280        28,470       27,728
                                                               -----------    ----------    ----------    ----------    ---------
CHARGE-OFFS:
Commercial, financial and agricultural.......................       19,764        22,558        13,475        16,403       32,470
Real estate -- construction..................................           --            --            --            --           15
Real estate -- mortgage......................................       10,539        10,588         5,669         3,810        2,081
Consumer loans...............................................       78,453        77,020        71,390        53,387       46,725
                                                               -----------    ----------    ----------    ----------    ---------
Total charge-offs............................................      108,756       110,166        90,534        73,600       81,291
                                                               -----------    ----------    ----------    ----------    ---------
Net charge-offs..............................................       72,893        76,526        60,254        45,130       53,563
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at end of period.....................................  $   188,664       176,793       174,882       137,012      126,175
- ----------------------------------------------------------------------------------------------------------------------------------
Average loans (net of unearned income).......................  $13,875,584    13,435,991    11,276,061    10,359,695    9,507,486
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings coverage of net charge-offs.........................         5.91x         4.44          4.90          5.72         4.65
Allowance to total end of period loans.......................         1.31%         1.29          1.32          1.22         1.27
Net charge-offs to end of period allowances..................        38.64         43.29         34.45         32.94        42.45
Recoveries to total charge-offs..............................        32.98         30.54         33.45         38.68        34.11
Provision to average loans...................................         0.61          0.59          0.63          0.43         0.46
Net charge-offs to average loans.............................         0.53          0.57          0.53          0.44         0.56
- ----------------------------------------------------------------------------------------------------------------------------------

Funding, Liquidity and Interest Rate Risk

   Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. Funding is achieved through growth in core deposits and accessibility to the money and capital markets.

   Deposits -- First of America's primary source of funding is its core deposits which include all but negotiated certificates of deposit. As a percent of total deposits, core deposits were 95.6 percent at year-end 1993 and 95.8 percent at year-end 1992. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is strictly limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

   The average deposit balances outstanding and the rates paid on those deposits for the three years ended December 31, 1993, are presented in Table XII. The maturity distribution of time deposits of $100,000 or more at year-end 1993 is detailed in Table XIII.

   In addition to deposits, First of America's sources of funding include money market borrowings, capital funds and long term debt. First of America has an effective shelf registration statement under the Securities Act of 1933 on file with the Securities and Exchange Commission allowing it to publicly issue, on a continuous or delayed basis, any combination of debt securities, preferred stock and/or common stock up to a maximum offering price of $500 million. In addition, First of America has in place a revolving credit agreement with various lender banks to borrow up to $100 million. First of America also upstreams dividends from its affiliates as another means of funding. The total dividends upstreamed from First of America's bank subsidiaries to the parent company were $200.7 million in 1993, $137.4 million in 1992 and $177.7 million in 1991. The dividends paid from subsidiaries met all regulatory requirements.

Deposits                                                               TABLE XII
($ in thousands)

                                                                  1993                      1992                     1991
                                                                 Average                  Average                  Average
- ----------------------------------------------------------------------------------------------------------------------------------
                                                               Balance     Rate         Balance     Rate         Balance     Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing..................................    $  2,463,534      --      $ 2,301,768      --      $ 2,064,849      --
Savings and NOW accounts..............................       3,137,831     2.11%      2,820,091     3.07%      2,375,565     4.46%
Money market savings and checking accounts............       3,852,780     2.47       3,972,004     3.24       3,829,647     4.87
Time..................................................       8,638,044     4.74       8,520,485     5.59       6,804,895     6.89
- ----------------------------------------------------------------------------------------------------------------------------------
Total.................................................    $ 18,092,189              $17,614,348              $15,074,956
- ----------------------------------------------------------------------------------------------------------------------------------

Maturity Distribution of Time Deposits of $100,000 or More                                                        TABLE XIII
($ in thousands)
                                                                         Three            Six
                                                         Three           months          months
                                                        months           to six            to            After
                                                        or less          months         one year        one year          Total
- ----------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit.........................       $ 774,574         339,759         148,550         135,295        1,398,178
Other time deposits.............................          24,993          37,735          19,192          21,691          103,611
- ----------------------------------------------------------------------------------------------------------------------------------
Total...........................................       $ 799,567         377,494         167,742         156,986        1,501,789
- ----------------------------------------------------------------------------------------------------------------------------------

   Securities -- First of America adopted the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. In accordance with Statement No. 115, Securities Held to Maturity include only those securities which First of America has the positive intent and ability to hold to maturity. At year-end 1993, the Held to Maturity portfolio was $1.9 billion compared with $3.5 billion at year-end 1992. Also in accordance with Statement No. 115, Securities Available for Sale include only those securities which would be available to be sold prior to final maturity in response to liquidity or asset/liability management needs. Table XIV details the components of the Securities Held to Maturity and Securities Available for Sale portfolios and the amortized cost and market values of the portfolios classified by maturity at December 31, 1993. Amortized cost and average maturities for these portfolios are detailed in Table XV.


Securities Held to Maturity                                                                                TABLE XIV
Maturity Distribution and Portfolio Yields
($ in thousands)
December 31, 1993                One year or less              One year to five years         Five years to ten years
                               Market     Amortized             Market     Amortized             Market    Amortized
                                Value       Cost     Yield      Value        Cost      Yield     Value      Cost     Yield
- --------------------------------------------------------------------------------------------------------------------------
U.S. Government securities... $      --         --      --%   $       --          --     -- %   $     --        --      --%
U.S. Agency
 securities..................    53,932     53,844    5.69     1,342,205   1,338,363   5.77       59,297    60,715    5.69
State and municipal
 securities*.................   162,374    161,304    6.46       170,579     162,307   9.39       33,949    30,702   10.86
Collateralized mortgage
 obligations.................        --         --      --            --          --     --           --        --      --
Other securities.............       545        545   10.55           504         504   9.62          664       664    6.19
- --------------------------------------------------------------------------------------------------------------------------
Total........................ $ 216,851    215,693    4.78%   $1,513,288   1,501,174   5.83 %   $ 93,910    92,081    6.15%
- --------------------------------------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost..............   100.54%                          100.81%                         101.99%
- --------------------------------------------------------------------------------------------------------------------------

December 31, 1993                 After ten years                     Total
- ---------------------------------------------------------------------------------------------
                                Market   Amortized           Market     Amortized
                                Value      Cost    Yield      Value        Cost      Yield
- ---------------------------------------------------------------------------------------------
U.S. Government securities...  $    --       --      --%   $       --          --     -- %
U.S. Agency
 securities..................       --       --      --     1,455,434   1,452,922   5.77
State and municipal
 securities*.................    7,901    7,299   10.45%      374,803     361,612   8.23
Collateralized mortgage
 obligations.................       --       --      --            --          --     --
Other securities.............   40,376   40,376    5.73        42,089      42,089   6.35
- ---------------------------------------------------------------------------------------------
Total........................  $48,277   47,675    5.89%   $1,872,326   1,856,623   6.26 %
- ---------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost..............  101.26%                        100.85%
- ---------------------------------------------------------------------------------------------

* Yields on state and political obligations have been adjusted to a taxable equivalent basis using a 35% tax rate. Yields are calculated on the basis of cost and weighted for the scheduled maturity and dollar amount of each issue.
- --------------------------------------------------------------------------------

Securities Available for Sale
Maturity Distribution and Portfolio Yields

($ in thousands)
December 31, 1993              One year or less              One year to five years         Five years to ten years
- --------------------------------------------------------------------------------------------------------------------------
                               Market     Amortized             Market     Amortized             Market    Amortized
                                Value       Cost     Yield      Value        Cost      Yield     Value      Cost     Yield
- --------------------------------------------------------------------------------------------------------------------------
U.S. Government
 securities.................  $ 369,274    363,909   5.43 %   $1,213,965   1,185,271   5.45 %   $     --        --      --%
U.S. Agency
 securities.................    541,308    534,129   6.11        678,200     669,650   5.92       96,214    96,904    5.81
State and municipal
 securities*................     12,926     12,875   4.92        308,308     308,963   3.75       18,526    18,484    6.91
Collateralized mortgage
 obligations................     19,154     19,011   8.00          3,606       3,491   8.67           --        --      --
Other securities............         --         --     --             --          --     --           --        --      --
- --------------------------------------------------------------------------------------------------------------------------
Total.......................  $ 942,662    929,924   5.85 %   $2,204,079   2,167,375   5.38 %   $114,740   115,388    5.60%
- --------------------------------------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost.............    101.37%                          101.69%                          99.44%
- --------------------------------------------------------------------------------------------------------------------------

     December 31, 1993            After ten years                     Total
- ------------------------------------------------------------------------------------------
                              Market    Amortized           Market     Amortized
                               Value     Cost    Yield      Value        Cost      Yield
- ------------------------------------------------------------------------------------------
U.S. Government
 securities.................  $    --       --      --%   $1,583,239   1,549,180   5.44 %
U.S. Agency
 securities.................       --       --      --     1,315,722   1,300,683   5.99
State and municipal
 securities*................       --       --      --       339,760     340,322   5.82
Collateralized mortgage
 obligations................       --       --      --        22,760      22,502   8.11
Other securities............       --       --      --            --          --     --
- ------------------------------------------------------------------------------------------
Total.......................  $    --       --      --%   $3,261,481   3,212,687   5.72 %
- ------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost.............      --%                        101.52%
- ------------------------------------------------------------------------------------------

* Yields on state and political obligations have been adjusted to a taxable equivalent basis using a 35% tax rate. Yields are calculated on the basis of cost and weighted for the scheduled maturity and dollar amount of each issue.
- --------------------------------------------------------------------------------


Securities Held to Maturity                                                                                           TABLE XV
($ in thousands)
             December 31,                          1993                           1992                          1991
- ------------------------------------------------------------------------------------------------------------------------------
                                           Amortized      Average        Amortized      Average        Amortized      Average
                                             Cost         Maturity          Cost        Maturity          Cost        Maturity
- ------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency
 securities...........................    $ 1,452,922       2.6yrs.      $2,992,443       2.8yrs.      $3,084,800       3.3yrs.
State and municipal securities........        361,612       2.2             458,207       2.4             560,178       2.5
Marketable equity securities*.........             --        --              23,082        --              34,987        --
Other securities......................         42,089       9.7              15,894       9.2             581,395       2.1
- ------------------------------------------------------------------------------------------------------------------------------
Total.................................    $ 1,856,623                     3,489,626                     4,261,360
- ------------------------------------------------------------------------------------------------------------------------------

* Represents Federal Reserve Stock of $23,082 in 1992, and $34,987 in 1991.

Securities Available for Sale
($ in thousands)

                                           December 31,                                                        1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Amortized      Average
                                                                                                         Cost         Maturity
- ------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities.............................................................    $ 2,849,863       1.8yrs.
State and municipal securities....................................................................        340,322       3.1
Collateralized mortgage obligations...............................................................         22,502       0.7
- ------------------------------------------------------------------------------------------------------------------------------
Total.............................................................................................    $ 3,212,687
- ------------------------------------------------------------------------------------------------------------------------------

   Interest Rate Risk -- First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest rate analysis every month using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data. The Asset and Liability Committees, which exist at each banking affiliate and at the consolidated level, review the analysis and as necessary, appropriate action is taken to maintain the net interest spread, even in periods of rapid interest rate movement.

   Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying financial instrument. The company becomes a principal in the exchange of interest payments with other parties and, therefore, is exposed to the loss of future interest payments should the counterparty default. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. First of America had outstanding interest rate swap agreements at December 31, 1993, totalling $291.6 million in notional amounts. This total included notional amounts of $125 million as a hedge against long term debt and the remainder as a hedge against certain deposits. First of America had no outstanding interest rate swap agreements at December 31, 1992.

   Interest rate sensitivity of assets and liabilities is represented in a Gap report, Gap being the difference between rate sensitive assets and liabilities. Table XVI presents First of America's Gap position at December 31, 1993, for one year and shorter periods, and Table XVII details the company's five year Gap position. The Gap reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models show that less than one percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulations provide a more accurate measurement of the company's interest rate risk positions than the following Gap tables.


Interest Rate Sensitivity -- Short Term                                TABLE XVI
($ in millions)


                                                                        0 to 30     0 to 60     0 to 90     0 to 180     0 to 365
                         December 31, 1993                               Days        Days        Days         Days         Days
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Other earnings assets...............................................    $   75          75          75           75           75
Investment securities...............................................       267         368         504          927        1,702
Loans, net of unearned discount.....................................     4,478       4,946       5,307        6,245        7,997
- ----------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets (RSA)...................................    $4,820       5,389       5,886        7,247        9,774
- ----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Money market type deposits..........................................    $1,231       1,780       1,843        1,850        1,850
Other core savings and time deposits................................     1,403       2,489       3,097        4,646        6,628
Negotiated deposits.................................................       330         479         572          721          784
Borrowings..........................................................       943         976         976        1,001        1,044
- ----------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL)..............................    $3,907       5,724       6,488        8,218       10,306
- ----------------------------------------------------------------------------------------------------------------------------------
GAP (RSA - RSL).....................................................    $  913        (335)       (602)        (971)        (532)
- ----------------------------------------------------------------------------------------------------------------------------------
RSA divided by RSL..................................................                                          88.18%       94.84
GAP divided by total assets.........................................                                          (4.57)       (2.51)
- ----------------------------------------------------------------------------------------------------------------------------------



Interest Rate Sensitivity -- Long Term                                TABLE XVII
($ in millions)


                                                                                13 to         25 to         37 to         0 to
                            December 31, 1993                                 24 Months     36 Months     60 Months     60 Months
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Other earnings assets.....................................................     $    --           --            --             75
Investment securities.....................................................       1,310          746           687          4,445
Loans, net of unearned discount...........................................       2,390        1,279         1,331         12,997
- ---------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets (RSA).........................................     $ 3,700        2,025         2,018         17,517
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Money market type deposits................................................     $    74           88           176          2,188
Other core savings and time deposits......................................       1,951          652           941         10,172
Negotiated deposits.......................................................          18            8            --            810
Borrowings................................................................          --           --            --          1,044
- ---------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL)....................................     $ 2,043          748         1,117         14,214
- ---------------------------------------------------------------------------------------------------------------------------------
GAP (RSA - RSL)...........................................................     $ 1,657        1,277           901          3,303
- ---------------------------------------------------------------------------------------------------------------------------------
RSA divided by RSL........................................................                                                123.24%
GAP divided by total assets...............................................                                                 15.56
- ---------------------------------------------------------------------------------------------------------------------------------

Capital Strength

   Regulatory Requirements -- First of America's capital policy is to maintain its capital levels above minimum regulatory guidelines. At December 31, 1992, the Federal Reserve required a tier I risk based capital ratio of 4.00 percent and a total risk based capital ratio of 8.00 percent. In 1991, the Federal Reserve also adopted a new leverage capital adequacy standard. This ratio compares tier I capital to reported total assets less certain intangibles and requires a minimum ratio of 4.00 percent in order to be categorized as adequately capitalized. As shown in Table XVIII, at December 31, 1993, First of America's capital ratios exceeded required regulatory minimums with a tier I risk based ratio of 9.45 percent, a total risk based ratio of 11.87 percent and a tier I leverage ratio of 6.43 percent. The increase in the ratios was largely the result of net earnings retention. The year-end 1993 capital ratios exclude the Statement No. 115 mark-to-market adjustment to shareholders' equity in accordance with the Federal Reserve's interim regulations.

   The long term debt which qualified as tier II capital at December 31, 1993, consisted of $150 million in 8.5% Subordinated Notes Due February 1, 2004, a $10 million 6.35% Subordinated Note which matures ratably over a five year period beginning December 31, 2003, $21.4 million in 9.25% Senior Notes due in equal installments through 1996, and $7.8 million in 10.675% Subordinated Notes due in equal installments through 1998. This debt is included in tier II capital on a weighted maturity basis. On February 7, 1994, First of America exercised the right to prepay its 9.25% Senior Notes, incurring a $441,000 prepayment penalty. Additional information relating to First of America's various long term debt agreements is provided in Note 11 of the Notes to Consolidated Financial Statements included later in this document.



Risk-Based Capital                                                                                              TABLE XVIII
($ in thousands)

December 31,                                                                               1993           1992          1991
- ------------------------------------------------------------------------------------------------------------------------------
TIER I CAPITAL:
Common shareholders' equity...........................................................    $1,491,906      1,260,905     1,101,817
Less: Goodwill and core deposit premium...............................................       138,423        124,179       159,629
Qualifying preferred stock............................................................            --         74,586       165,551
- ------------------------------------------------------------------------------------------------------------------------------
Tier I Capital........................................................................    $1,353,483      1,211,312     1,107,739
- ------------------------------------------------------------------------------------------------------------------------------
TIER II CAPITAL:
Allowance for loan losses*............................................................    $  179,094        168,539       164,575
Qualifying long term debt.............................................................       167,396        173,238        62,726
- ------------------------------------------------------------------------------------------------------------------------------
Tier II Capital.......................................................................    $  346,490        341,777       227,301
- ------------------------------------------------------------------------------------------------------------------------------
Total Capital.........................................................................    $1,699,973      1,553,089     1,335,040
- ------------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS:
Tier I................................................................................          9.45%          8.99          8.43
Total.................................................................................         11.87          11.53         10.16
Tier I leverage ratio.................................................................          6.43           6.10          6.51
- ------------------------------------------------------------------------------------------------------------------------------

*Limited to 1.25% of total risk-weighted assets.

   Total Shareholders' Equity -- First of America's total shareholders' equity increased 14.1 percent to $1.5 billion at year-end 1993, primarily as a result of net earnings retention and the Statement No. 115 adjustment. Common shareholders' equity was $1.5 billion at year-end 1993, a 20.8 percent increase from $1.3 billion a year ago. This growth was the result of net earnings retention and the conversion of the Series F 9% Convertible Preferred Stock to First of America Common Stock. Also impacting common shareholders' equity was the issuance of 95,668 shares of First of America Common Stock in the company's acquisition of Kewanee Investing Company, Inc. on April 1, 1993.

   On December 31, 1993, First of America redeemed all outstanding shares of its Series F 9% Convertible Preferred Stock which represented the remainder of its outstanding preferred issues. Series F 9% Convertible Preferred Stock had 392,557 outstanding shares prior to redemption. All shares were converted to First of America Common Stock resulting in an additional 2,355,342 common shares being issued.

   At December 31, 1993, First of America had one pending acquisition, LGF Bancorp, Inc., and its principal subsidiary, La Grange Federal Savings and Loan Association. This acquisition, which is currently anticipated to be completed in the first half of 1994, will require the issuance of approximately 1,662,200 shares of First of America Common Stock. Consummation of this acquisition is subject to approval by LGF Bancorp's shareholders and various regulatory agencies and other conditions. Further information concerning this acquisition is provided in Note 3 of the Notes to Consolidated Financial Statements included later in this document.

                         In Conclusion

                            A return on assets of 1.20 percent, an efficiency
                         ratio of 62.72 percent and a return on total equity of
                         17.50 percent represented significant achievements for First of America for 1993. Based on this level of performance and the competitiveness of the financial services industry, management believes that it is appropriate to set similar high goals for the future. In the years ahead, management's goals for the company's performance include a return on assets of
                         1.25 percent or higher and an efficiency ratio of 60 percent or lower, while maintaining a return on equity between 17 percent and 18 percent. Looking specifically at 1994, management has stated that it is currently comfortable with the published range of investment analysts' forecasts of $4.40 to $4.70 for earnings per share.
[RETURN OF
AVERAGE ASSETS
GRAPH]

Return on average assets
of 1.20% in 1993 was
achieved by sustaining an
above average net interest
margin, while growing fee
income at a faster pace
than non-interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Management Responsibility

The following consolidated financial statements and accompanying notes to the consolidated financial statements of First of America have been prepared by management, which has the responsibility for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles to reflect, in all material respects, the substance of financial events and transactions occurring during the respective periods.

In meeting its responsibility, management relies on First of America's accounting systems and related internal controls. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Augmenting these systems are written policies and procedures and audits performed by First of America's internal audit staff.

The consolidated financial statements and notes to the consolidated financial statements of First of America have been audited by the independent certified public accounting firm, KPMG Peat Marwick, who were engaged to express an opinion as to the fairness of presentation of such financial statements.

/s/ Daniel R. Smith                       /s/ Thomas W. Lambert

Daniel R. Smith                           Thomas W. Lambert
Chairman and                              Executive Vice President and
Chief Executive Officer                   Chief Financial Officer

Letter of Audit Committee Chairman

The audit committee of the Board of Directors is composed of eight independent directors with Robert L. Hetzler as chairman. The committee held four meetings during fiscal year 1993.

The audit committee oversees First of America's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the committee recommended to the Board of Directors, subject to shareholder approval, the selection of First of America's independent auditor. The audit committee discussed with the internal auditor and the independent auditor the overall scope and specific plans for their respective audits. The committee additionally discussed First of America's consolidated financial statements and the adequacy of First of America's internal controls. The committee also met with First of America's internal auditor and independent auditor, without management present, to discuss the results of their audits, their evaluations of First of America's internal controls and the overall quality of First of America's financial reporting. This meeting was designed to facilitate private communications between the committee, the internal auditor and the independent auditor.

The audit committee believes that, for the period ended December 31, 1993, its duties, as indicated, were satisfactorily discharged and that First of America's system of internal controls is adequate.

/s/ Robert L. Hetzler

Robert L. Hetzler
Chairman
Audit Committee

Report of Independent Auditors

To the Shareholders and Board of Directors,
First of America Bank Corporation:

   We have audited the accompanying consolidated balance sheets of First of America Bank Corporation and its subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First of America Bank Corporation and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

   As discussed in Notes 1 and 6 to the consolidated financial statements, First of America Bank Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993.

   As discussed in Notes 1 and 17 to the consolidated financial statements, First of America Bank Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions" in 1992.

/s/ KPMG Peat Marwick

KPMG Peat Marwick
Chicago, Illinois
January 18, 1994


Consolidated Balance Sheets
($ in thousands)

December 31,                                                                                            1993             1992
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................................    $   903,517          918,960
Bank time deposits...............................................................................          2,000            4,198
Federal funds sold and resale agreements.........................................................         72,909          170,832
Securities:
 Securities held to maturity, market value of $1,872,326 at December 31, 1993 and $3,543,395 at
   December 31, 1992.............................................................................      1,856,623        3,489,626
 Securities available for sale, amortized cost of $3,212,687 at December 31, 1993................      3,261,481               --
 Securities held for sale, market value of $1,154,276 at December 31, 1992.......................             --        1,137,420
Loans, net of unearned income:
 Consumer........................................................................................      5,062,173        4,288,431
 Commercial, financial and agricultural..........................................................      2,148,663        2,170,715
 Commercial real estate..........................................................................      2,902,549        2,851,032
 Residential real estate.........................................................................      3,914,914        4,382,672
 Loans held for sale, market value of $368,846 for 1993 and $64,083 for 1992.....................        365,856           63,167
                                                                                                     -----------      -----------
   Total loans...................................................................................     14,394,155       13,756,017
   Less: Allowance for loan losses...............................................................        188,664          176,793
                                                                                                     -----------      -----------
   Net loans.....................................................................................     14,205,491       13,579,224
Premises and equipment, net......................................................................        432,256          375,675
Other assets.....................................................................................        496,194          470,832
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS.....................................................................................    $21,230,471       20,146,767
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
 Non-interest bearing............................................................................    $ 2,682,621        2,572,325
 Interest bearing................................................................................     15,561,082       15,463,228
                                                                                                     -----------      -----------
   Total deposits................................................................................     18,243,703       18,035,553
Securities sold under repurchase agreements......................................................        664,531          108,873
Other short term borrowings......................................................................        330,047          229,150
Long term debt...................................................................................        254,193          254,051
Other liabilities................................................................................        214,560          183,649
                                                                                                     -----------      -----------
   Total liabilities.............................................................................     19,707,034       18,811,276
                                                                                                     -----------      -----------
SHAREHOLDERS' EQUITY
Preferred stock..................................................................................             --           74,586
Common stock - $10 par value:
           Authorized     Outstanding
   1993   100,000,000     59,520,710
   1992   100,000,000     57,014,117.............................................................        595,207          570,141
Capital surplus..................................................................................        265,596          211,290
Net unrealized gain on securities available for sale, net of tax of $17,263......................         31,531               --
Retained earnings................................................................................        631,103          479,474
                                                                                                     -----------      -----------
   Total shareholders' equity....................................................................      1,523,437        1,335,491
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................................    $21,230,471       20,146,767
- ---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
($ in thousands except per share data)



                           Year ended December 31                                 1993        1992        1991
- ----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans...................................................... $1,217,139   1,282,434   1,206,143
Securities:
 Taxable income..............................................................    262,871     274,048     274,884
 Tax exempt income...........................................................     28,102      30,555      39,155
Federal funds sold and resale agreements.....................................      2,744       6,685       6,979
Bank time deposits...........................................................        110       2,405      10,700
                                                                                --------    --------    --------
Total interest income........................................................  1,510,966   1,596,127   1,537,861
                                                                                --------    --------    --------
INTEREST EXPENSE
Deposits.....................................................................    570,499     691,603     761,404
Short term borrowings........................................................     18,546       8,104       9,424
Long term debt...............................................................     19,904      21,593      16,082
                                                                                --------    --------    --------
Total interest expense.......................................................    608,949     721,300     786,910
                                                                                --------    --------    --------
NET INTEREST INCOME..........................................................    902,017     874,827     750,951
Provision for loan losses....................................................     84,714      78,809      71,030
                                                                                --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..........................    817,303     796,018     679,921
                                                                                --------    --------    --------
NON-INTEREST INCOME
Service charges on deposit accounts..........................................     84,648      79,522      70,318
Trust and financial services income..........................................     77,290      68,850      60,904
Investment securities transactions, net......................................     16,753      14,993       1,088
Other operating income.......................................................    113,493      97,951      77,590
                                                                                --------    --------    --------
Total non-interest income....................................................    292,184     261,316     209,900
                                                                                --------    --------    --------
NON-INTEREST EXPENSE
Personnel....................................................................    403,119     410,854     361,187
Occupancy, net...............................................................     55,093      57,286      50,413
Equipment....................................................................     53,376      63,134      51,474
Outside data processing......................................................     14,963      10,380      11,448
Amortization of intangibles..................................................      8,902      38,336      10,303
Other operating expenses.....................................................    228,075     216,358     180,907
                                                                                --------    --------    --------
Total non-interest expense...................................................    763,528     796,348     665,732
                                                                                --------    --------    --------
Income before income taxes, and cumulative effect of prior years' change in
 accounting principle........................................................    345,959     260,986     224,089
Income taxes.................................................................     98,574      91,506      64,625
                                                                                --------    --------    --------
Income before cumulative effect of prior years' change in accounting
 principle...................................................................    247,385     169,480     159,464
Cumulative effect of prior years' change in accounting for postretirement
 benefits other than pensions, net of tax of $11,446.........................         --      21,956          --
- ----------------------------------------------------------------------------------------------------------------
NET INCOME...................................................................   $247,385     147,524     159,464
- ----------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK........................................   $241,232     135,015     144,028
- ----------------------------------------------------------------------------------------------------------------
PER COMMON AND COMMON EQUIVALENT SHARE
PRIMARY:
Income before cumulative effect of prior years' change in accounting
 principle...................................................................   $   4.20        2.86        2.69
Cumulative effect of prior years' change in accounting principle.............         --        0.40          --
Net income...................................................................       4.20        2.46        2.69
FULLY DILUTED:
Income before cumulative effect of prior years' change in accounting
 principle...................................................................       4.14        2.85        2.69
Cumulative effect of prior years' change in accounting principle.............         --        0.37          --
Net income...................................................................       4.14        2.46        2.69
- ----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)

                                                                                      Net Unrealized
                                              Preferred     Common      Capital     Gain on Securities     Retained
                                                Stock        Stock      Surplus     Available for Sale     Earnings       Total
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1991..................    $165,750      532,632     147,638                     --      329,983     1,176,003
Net Income................................                                                                  159,464       159,464
Issuance of stock:
 Acquisition of subsidiaries..............                   1,587        2,738                                             4,325
 Other....................................                   1,132          (10)                                356         1,478
Repurchase and conversions................        (199)         23           51                                              (125)
Cash dividends declared:
 Preferred:...............................                                                                  (15,436)      (15,436)
 Common:
   First of America -- $1.24 per share....                                                                  (44,442)      (44,442)
   Security Bancorp -- $1.00 per share....                                                                  (13,899)      (13,899)
                                              ---------     -------     -------     ------------------     --------     ---------
BALANCE, DECEMBER 31, 1991................    165,551       535,374     150,417                     --      416,026     1,267,368
Net income................................                                                                  147,524       147,524
Issuance of stock:
 Acquisition of subsidiaries..............                   2,672        3,149                                             5,821
 Other....................................                   2,068          353                                 515         2,936
Repurchase and conversions................     (90,965)     30,027       57,371                                            (3,567)
Cash dividends declared:
 Preferred................................                                                                  (12,509)      (12,509)
 Common:
   First of America -- $1.34 per share....                                                                  (68,598)      (68,598)
   Security Bancorp -- $.25 per share.....                                                                   (3,484)       (3,484)
                                              ---------     -------     -------     ------------------     --------     ---------
BALANCE, DECEMBER 31, 1992................      74,586      570,141     211,290                     --      479,474     1,335,491
Net income................................                                                                  247,385       247,385
Issuance of stock:
 Acquisition of subsidiaries..............                     957        3,026                                             3,983
 Stock options exercised..................                     526          606                                             1,132
 Other....................................                      29         (358)                                             (329)
Repurchase and conversions................     (74,586)     23,554       51,032                                                --
Implementation of change in accounting for
 securities available for sale, net of tax
 of $17,263...............................                                                      31,531                     31,531
Cash dividends declared:
 Preferred................................                                                                   (6,153)       (6,153)
 Common -- $1.55 per share................                                                                  (89,603)      (89,603)
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993................    $    --      595,207      265,596                 31,531      631,103     1,523,437
- ---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows
($ in thousands)

Year ended December 31                                                                   1993             1992            1991
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................................   $   247,385         147,524         159,464
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation......................................................................        39,838          45,711          34,924
 Provision for loan losses.........................................................        84,714          78,809          71,030
 Provision for deferred taxes......................................................        (7,514)         (9,782)         (7,385)
 Amortization of intangibles.......................................................         8,902          38,336          10,303
 (Gain) loss on sale of investment securities......................................            --         (14,993)         (1,088)
 Gain on sale of loans.............................................................            --         (15,230)         (5,246)
 (Gain) loss on sale of securities held for sale...................................       (16,753)             --              --
 (Gain) loss on sale of mortgage loans held for sale...............................       (29,456)             --              --
 Gain on sale of other assets......................................................          (638)         (4,264)           (899)
 Originations of mortgage loans held for sale......................................    (1,891,928)             --              --
 Proceeds from sales of loans......................................................     1,618,695         902,482         298,283
 Proceeds from the sales of securities held for sale...............................     1,269,875         150,820              --
 Proceeds from the maturities of securities held for sale..........................       433,191              --              --
 Purchases of securities held for sale.............................................      (262,301)             --              --
Change in assets and liabilities net of acquisitions:
 (Increase) decrease in interest and other income receivable.......................       (35,868)         (2,812)         44,754
 (Increase) decrease in other assets...............................................       136,955         126,752         (58,703)
 Increase (decrease) in accrued expense and other liabilities......................        32,947          15,116           7,188
                                                                                      -----------      ----------      ----------
     Net cash from operating activities............................................     1,628,044       1,458,469         552,625
                                                                                      -----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities.......................................            --         723,591         738,551
Proceeds from maturities of investment securities..................................       921,031       1,709,475       1,170,356
Purchases of investment securities.................................................    (2,820,565)     (2,943,348)     (2,103,427)
Net increase in loans and leases...................................................      (398,592)     (1,464,607)       (725,755)
Premises and equipment purchased...................................................       (93,203)        (37,090)        (86,234)
Proceeds from the sale of premises and equipment...................................         2,337           6,852           3,826
(Acquisition) sale of affiliates, net of cash acquired.............................       475,263          12,396         157,919
Payment of acquisition costs and acquired affiliate liabilities....................            --          (1,344)        (35,437)
                                                                                      -----------      ----------      ----------
     Net cash flows used by investing activities...................................    (1,913,729)     (1,994,075)       (880,201)
                                                                                      -----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short term deposits.....................................        50,203         486,056         107,849
Net increase (decrease) in time deposits...........................................      (364,628)         23,095         206,189
Net increase (decrease) in short term borrowings...................................       656,055          55,797           2,750
Proceeds from issuance of long term debt...........................................       222,475         151,438         134,313
Repayments of long term debt.......................................................      (202,333)       (177,785)        (79,030)
Payments for redemption of preferred stock.........................................            --          (3,567)             --
Proceeds from issuance of common stock.............................................         1,132           2,883            (479)
Dividends paid.....................................................................       (92,333)        (83,824)        (73,079)
Other, net.........................................................................          (329)           (105)          1,482
                                                                                      -----------      ----------      ----------
     Net cash provided by financing activities.....................................       270,242         453,988         299,995
                                                                                      -----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents...............................       (15,443)        (81,618)        (27,581)
Cash and cash equivalents at beginning of year.....................................       918,960       1,000,578       1,028,159
- ---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR END..............................................   $   903,517         918,960       1,000,578
- ---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements

NOTE 1: ACCOUNTING POLICIES

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices prescribed for the banking industry. The significant accounting and reporting policies of First of America Bank Corporation and its subsidiaries follow.

Consolidation:

   The consolidated financial statements include the accounts of First of America and its subsidiaries, after elimination of significant intercompany transactions and accounts. Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted ranging from five to forty years. First of America's current policy is to amortize goodwill generated from acquisitions over a fifteen year period.

Basis of Presentation:

   Certain amounts in the prior years' financial statements have been reclassified to conform with the current financial statement presentation. First of America uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expenses which are recorded when received or paid.

Securities:

   In 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993 with earlier adoption allowed. First of America adopted Statement No. 115 at December 31, 1993.

   In accordance with Statement No. 115, Securities Held to Maturity include only those securities which First of America has the positive intent and ability to hold until maturity. Such securities are carried at cost adjusted for amortization of premium and accretion of discount, computed in a manner which approximates the interest method. Using the specific identification method, the adjusted cost of each security sold is used to compute realized gains or losses on the sales of these securities.

   In accordance with Statement No. 115, Securities Available for Sale include those securities which would be available to be sold prior to final maturity in response to asset-liability management needs. Using the specific identification method such securities are carried at market value with a corresponding market value adjustment carried as a separate component of the equity section of the balance sheet on a net of tax basis. The adjusted cost of each security sold is used to compute realized gains or losses on the sales of these securities.

   Securities held for sale were recorded at the lower of aggregate cost or estimated fair value and were primarily U.S. Treasury and Agency securities.

Loans Held for Sale:

   Loans held for sale consist of fixed rate and variable rate residential mortgage loans with maturities of fifteen to thirty years. Such loans are recorded at the lower of aggregate cost or estimated fair value.

Allowance for Loan Losses:

   Losses on loans are charged to the allowance for loan losses. The allowance is increased by recoveries of principal and interest previously charged to the allowance and by a provision charged against income. Management determines the adequacy of the allowance based on reviews of individual loans, recent loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors which, in management's judgement, deserve recognition in estimating possible loan losses.

Premises and Equipment:

   Premises and equipment are stated at cost, less accumulated depreciation, and include capital leases, expenditures for new facilities and additions which materially extend the useful lives of existing premises and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal, and the resulting gains or losses are reflected in operations.

   Depreciation is computed principally by the straight-line method and is charged to operations over the estimated useful lives of the assets. Capital leases and leasehold improvements are being amortized over the lesser of the remaining term of the respective lease or the estimated useful life of the asset.

Non-Performing Loans:

   Loans are considered non-performing when placed in non-accrual status or when terms are renegotiated meeting the definition of troubled debt restructuring of Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring."

   Loans are placed in non-accrual status when, in the opinion of management, there is doubt as to collectibility of interest or principal, or when principal or interest is past due 90 days or more, and the loan is either not well secured or not in the process of collection. Consumer and revolving loans are generally charged off when payments are 120 days past due.

   Loans are considered to be renegotiated when concessions have been granted, such as reduction of interest rates or deferral of interest or principal payments, as a result of the borrower's financial condition.

   In 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective for fiscal years beginning after December 15, 1994, with earlier adoption allowed. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Currently, management believes that the adoption of Statement No. 114 will not have a material effect on First of America's financial position.

Other Real Estate Owned:

   Other real estate owned includes, primarily, properties acquired through foreclosure or deed in lieu of foreclosure and in-substance foreclosure. Other real estate is recorded in other assets at the lower of the amount of the loan balance plus unpaid accrued interest or the current fair value. Any write-down of the loan balance to fair value when the property is acquired is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses, and gains or losses on the sale of other real estate are charged or credited to other operating expense.

Interest Income on Loans:

   Fees and unearned interest income on loans is recognized over the terms of the loans based on the unpaid principal balance. Interest accrual on loans is discontinued when, in the opinion of management, the ultimate full collection of both principal and interest is in doubt. Interest previously accrued on charged off loans is reversed, by charging interest income, to the extent of the amount included in current year income. The excess, if any, is charged to the allowance for loan losses.

Accounting for Loan Fees:

   Non-refundable loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of yield by a method that approximates the interest method. The deferred fees and costs are netted against outstanding loan balances. When a loan is placed into nonaccrual status, amortization of the loan fees is stopped until the loan returns to accruing status.

   Deferred fees and costs related to credit card loans are included in other assets and other liabilities and are amortized to non-interest income over the life of the loans.

Income Tax:

   In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under

Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Effective January 1, 1992, First of America adopted Statement No. 109. The adoption of Statement No. 109 did not have a material effect on the 1992 consolidated financial results.

   The Omnibus Budget Reconciliation Act of 1993 was passed in August 1993, increasing First of America's federal income tax rate to 35 percent effective January 1, 1993. The effect of the change from the previous 34 percent is included in 1993 earnings.

   Pursuant to the deferred method under APB Opinion 11, which was applied in 1991 and prior years, deferred income taxes were recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

Postretirement Benefits Other Than Pensions:

   In December 1990, the Financial Accounting Standards Board issued Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective for fiscal years beginning after December 15, 1992 with earlier adoption allowed. Statement No. 106 required the accrual of the expected cost of providing postretirement benefits to employees during the years that the employees render services. Effective January 1, 1992, First of America adopted Statement No. 106. Prior to 1992, First of America expensed the costs of postretirement benefits as they were incurred. The cumulative effect of the change in method of accounting for postretirement benefits other than pensions is reported in the 1992 consolidated statement of income.

Post-Employment Benefits:

   In 1993, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Post-employment Benefits," effective for fiscal years beginning after December 15, 1993. Statement No. 112 requires employers to recognize the obligation to provide post-employment benefits, such as salary continuation, supplemental unemployment benefits and severance benefits, if the obligation is attributable to employees' services already rendered. Management has determined that First of America was in compliance with Statement No. 112 prior to its issuance and accordingly there is no financial statement impact in the adoption of Statement No. 112.

Interest Rate Swaps:

   The corporation and its subsidiaries have entered into interest rate swaps as a tool to manage the interest sensitivity of the balance sheet. The contracts represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense.

NOTE 2: BUSINESS COMBINATIONS

   Information relating to mergers and acquisitions for the three year period ended December 31, 1993 follows.

                                                                                                                      Intangible
                                                           Financial            Number of                               Assets
                                        Date of            Reporting             Common            Cash Paid/         Acquired at
                                      Acquisition            Value*           Shares Issued        Debt Issued        Acquisition
- ------------------------------------------------------------------------------------------------------------------------------
Citizens Federal Branches
 (Illinois).....................      Aug. 26, 1993       $ 20,224,000                  --         $20,098,000        20,244,000
Kewanee Investing Co., Inc.
 (Illinois).....................      April 1, 1993          3,983,000              95,668                  --         1,025,000
First Petersburg Bancshares,
 Inc.
 (Illinois).....................       July 1, 1992          5,934,000             267,184                  --                **
Security Bancorp, Inc.
 (Michigan).....................        May 1, 1992        207,493,000          17,744,000                  --               ***
Champion Federal Savings and
 Loan Association
 (Illinois).....................      Dec. 31, 1991        104,036,000                  --                  --         2,848,000
Morgan Community Bancorp, Inc.
 (Illinois).....................     Sept. 30, 1991          4,451,000             158,700                  --         1,300,000
Home Federal Savings Bank, F.A.
 (Illinois).....................     Sept. 13, 1991          8,415,000                  --           8,363,000         8,363,000
- ------------------------------------------------------------------------------------------------------------------------------

  * Includes direct acquisition costs on all purchased affiliates.
 ** Accounted for as a pooling of interests with no restatement of prior periods as the amounts involved were not material to First of America.
*** Accounted for as a pooling of interests with restatement of prior periods.

   Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted ranging from five to forty years. Total intangibles, which is included in other assets in the Consolidated Balance Sheets, amounted to $138,423,000 at December 31, 1993 and $124,179,000 at December 31, 1992. At December 31, 1992, First of America accelerated the amortization of its intangible assets incurring a charge of $25,891,000 with no tax effect.

NOTE 3: PENDING ACQUISITIONS

   On October 12, 1993, First of America Bank Corporation entered into a definitive agreement to acquire LGF Bancorp, Inc., a $410 million in assets savings and loan association based in La Grange, Illinois. Subject to regulatory approval and the shareholders of LGF Bancorp, Inc., the transaction will be based on an exchange of 0.8754 shares of First of America Common Stock for each share of LGF common stock and an exchange of 0.6322 shares of First of America Common Stock for each outstanding option to purchase LGF common stock. It is expected that the transaction will be accounted for as a pooling of interests. LGF Bancorp, Inc. has also issued a warrant to allow First of America to acquire up to 19.99 percent of its common shares under certain circumstances.

NOTE 4: RESTRICTIONS ON CASH AND DUE FROM BANKS

   Federal regulations require First of America to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $297,497,000 and $289,582,000 at December 31, 1993 and 1992, respectively.

NOTE 5: CASH FLOW

   For the purpose of reporting cash flows, cash and cash equivalents include only cash and due from banks. The following schedule presents noncash investing activities for the years 1993, 1992 and 1991:

                                                                Fair Value of
                                                                Noncash Assets     Liabilities        Common
($ in thousands)                                                   Acquired          Assumed       Stock Issued     Net Cash Paid
- ---------------------------------------------------------------------------------------------------------------------------------
PURCHASE OF AFFILIATES
1993
Citizens Federal Branches....................................     $   25,113          499,337             --           (474,224)
Kewanee Investing Company, Inc...............................         28,737           25,793          3,983             (1,039)
1991
Champion Federal Savings & Loan Association..................      2,002,227        2,045,780             --            (43,553)
Morgan Community Bancorp, Inc................................         45,624           38,991          4,324              2,309
Home Federal Savings Bank, F.A...............................         20,163          136,838             --           (116,675)
- ---------------------------------------------------------------------------------------------------------------------------------

   The following schedule details supplemental disclosures for the cash flow statements:

                                                    Assets Transferred     Assets Transferred
                                       Loans          to Securities          to Securities        Total Interest     Total Income
($ in thousands)                    Securitized     Available for Sale       Held for Sale             Paid           Taxes Paid
- ---------------------------------------------------------------------------------------------------------------------------------
1993............................     $ 113,380           3,212,687               465,697*             576,945           108,399
1992............................            --                  --               740,151              769,865           104,385
1991............................            --                  --                    --              810,515            65,959
- ---------------------------------------------------------------------------------------------------------------------------------

* Transferred as a result of the final assimilation and merger of Champion Federal into nine Illinois bank affiliates.

NOTE 6: SECURITIES

   The amortized cost and estimated market value of Securities Held to Maturity at December 31, 1993 and 1992 follow.

                                                                                    1993                           1992
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Estimated                     Estimated
                                                                           Amortized         Market      Amortized         Market
($ in thousands)                                                                Cost          Value           Cost          Value

- ---------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities.................................    $1,452,922      1,455,434      2,992,443      3,033,726
State and municipal securities........................................       361,612        374,803        458,207        473,117
Other securities......................................................        42,089         42,089         38,976         36,552
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL.................................................................    $1,856,623      1,872,326      3,489,626      3,543,395
- ---------------------------------------------------------------------------------------------------------------------------------

   The following table details the gross unrealized gains and losses for Securities Held to Maturity at December 31, 1993 and 1992.

                                                                                  1993                            1992
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross           Gross           Gross
                                                                       Unrealized      Unrealized      Unrealized      Unrealized
($ in thousands)                                                            Gains          Losses           Gains          Losses
- ---------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities..............................     $ 11,489            8,977          54,787          13,504
State and municipal securities.....................................       13,593              402          15,847             937
Other securities...................................................           --               --              47           2,471
- ---------------------------------------------------------------------------------------------------------------------------------
Total..............................................................     $ 25,082            9,379          70,681          16,912
- ---------------------------------------------------------------------------------------------------------------------------------

   The amortized cost and estimated market value of Securities Available for Sale at December 31, 1993 follow.

                                                                                                                  1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Estimated
                                                                                                         Amortized         Market
($ in thousands)                                                                                              Cost          Value
- ---------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities...............................................................    $2,849,863      2,898,961
State and municipal securities......................................................................       340,322        339,760
Collateralized mortgage obligations.................................................................        22,502         22,760
- ---------------------------------------------------------------------------------------------------------------------------------
Total...............................................................................................    $3,212,687      3,261,481
- ---------------------------------------------------------------------------------------------------------------------------------

   The following table details the gross unrealized gains and losses on Securities Available for Sale at December 31, 1993.

                                                                                                                  1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Gross          Gross
                                                                                                        Unrealized     Unrealized
($ in thousands)                                                                                             Gains         Losses
- ---------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities...............................................................     $ 52,371         3,273
State and municipal securities......................................................................          491         1,053
Collateralized mortgage obligations.................................................................          303            45
- ---------------------------------------------------------------------------------------------------------------------------------
Total...............................................................................................     $ 53,165         4,371
- ---------------------------------------------------------------------------------------------------------------------------------

   First of America's December 31, 1993 adoption of Statement No. 115 resulted in a $31,531,000 mark-to-market adjustment to equity, net of $17,263,000 in taxes, from unrealized gains on the Securities Available for Sale portfolio.

   The amortized cost and estimated market value of Securities Held for Sale at December 31, 1992 follow.

                                                                                                                 1992
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Estimated
                                                                                                       Amortized           Market
($ in thousands)                                                                                            Cost            Value
- ---------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities.............................................................    $  957,379         969,464
Collateralized mortgage obligations...............................................................       152,263         154,882
Other securities..................................................................................        27,778          29,930
- ---------------------------------------------------------------------------------------------------------------------------------
Total.............................................................................................    $1,137,420        1,154,276
- ---------------------------------------------------------------------------------------------------------------------------------

   The following table details the gross unrealized gains and losses on Securities Held for Sale at December 31, 1992.

                                                                                                              1992
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Gross             Gross
                                                                                                   Unrealized        Unrealized
($ in thousands)                                                                                      Gains            Losses
- ------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities............................................................     $ 13,039             954
Collateralized mortgage obligations..............................................................        2,627               8
Other securities.................................................................................        2,152              --
- ------------------------------------------------------------------------------------------------------------------------------
Total............................................................................................     $ 17,818             962
- ------------------------------------------------------------------------------------------------------------------------------

   Except as indicated below, total securities of no individual state, political subdivision or other issuer exceeded 10 percent of shareholders' equity at December 31, 1993. At December 31, 1993 and 1992, the book value of securities issued by the State of Michigan and all of its political subdivisions totalled approximately $189,536,000 and $213,582,000, respectively, with a market value of approximately $194,238,000 and $217,052,000, respectively. The securities at December 31, 1993, represent a wide range of ratings, all of "investment grade" with a substantial portion rated A-1 or higher. First of America has no concentration of credit risk in its investment portfolio.

   Assets, principally securities, carried at approximately $1,394,103,000 at December 31, 1993, and $787,455,000 at December 31, 1992, were pledged to secure public deposits, exercise trust powers and for other purposes required or permitted by law.

NOTE 7: RISK ELEMENTS IN THE LOAN PORTFOLIO AND OTHER REAL ESTATE OWNED

   Assets earning at less than normal rates include (1) non-accrual loans, (2) restructured loans (loans for which the interest rate or principal balance has been reduced because of a borrower's financial difficulty) and (3) other real estate which has been acquired in lieu of loan balances due. Information concerning these assets, loans past due 90 days or more and other loans of concern (loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms) at December 31, 1993 and 1992 follows:

($ in thousands)                                                                                          1993           1992
- -------------------------------------------------------------------------------------------------------------------------------
BALANCES OUTSTANDING:
Non-accrual loans....................................................................................   $121,186        126,619
Restructured loans...................................................................................     10,879         20,669
Past due 90 days or more.............................................................................     23,462         20,887
Other loans of concern...............................................................................     53,206         37,663
Other real estate owned (included in other assets)...................................................     50,595         48,699
- -------------------------------------------------------------------------------------------------------------------------------
Total................................................................................................   $259,328        254,537
- -------------------------------------------------------------------------------------------------------------------------------

   Interest income of $3,149,000 and $2,503,000 during 1993 and 1992, respectively, was recognized as income on non-accrual and restructured loans. Had these loans been performing under the original contract terms, an additional $6,928,000 and $6,957,000 of interest would have been reflected in interest income during 1993 and 1992, respectively.

   First of America has no significant concentrations of credit risk. Its loan portfolio is well balanced both by type and by geographical area.

NOTE 8: LOANS TO RELATED PARTIES

   First of America's subsidiary banks have extended loans to directors and executive officers of the corporation and their associates and to the directors and executive officers of the corporation's significant subsidiaries and their associates (other than members of their immediate families). In conformance with First of America's written corporate policy and applicable laws and regulations, these loans to related parties were made in accordance with sound business and banking practices on non-preferential terms and rates available to non-insiders of comparable credit worthiness under similar circumstances. The loans do not involve more than the normal risk of collectibility or present other unfavorable features. All such extensions of credit must be properly documented as complying with corporate policy. The aggregate loans outstanding as reported by the directors and executive officers of the corporation and its significant subsidiaries which exceeded $60,000 during 1993 totalled $42,405,000 at December 31, 1993, which represents 2.8 percent of total shareholders' equity, and $39,489,000 at December 31, 1992. During 1993 $44,959,000 of new loans were made with repayments and other reductions totaling $42,043,000. First of America relies on its directors and executive officers for identification of loans to their associates.

   First of America maintains a line of credit for First of America Mortgage Company; at December 31, 1993, the amount of the borrowing was $95,600,000. In conformance with First of America's corporate policy and applicable law, such extensions of credit to subsidiaries are made in accordance with sound banking practices and on non-preferential terms and rates.

   In the opinion of management, the amount and nature of these loans to related parties and subsidiaries do not materially affect the financial condition of First of America.

NOTE 9: ALLOWANCE FOR LOAN LOSSES

   An analysis of the transactions in the allowance for loan losses for 1993, 1992 and 1991 follows.

($ in thousands)                                                                               1993          1992          1991
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year..............................................................    $  176,793       174,882      137,012
Additions: Provisions charged against income............................................        84,714        78,809       71,030
         Allowance of acquired (sold) banks, net........................................            50          (372)      27,094
         Recoveries.....................................................................        35,863        33,640       30,280
                                                                                            ----------     ---------     --------
                                                                                               297,420       286,959      265,416
Less: Loans charged off.................................................................      (108,756)     (110,166)     (90,534)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, end of year....................................................................    $  188,664       176,793      174,882
- ---------------------------------------------------------------------------------------------------------------------------------

   Management has evaluated the loan portfolio and determined that the balance in the allowance for loan losses is adequate in light of the composition of the loan portfolio, economic conditions and other pertinent factors.

NOTE 10: PREMISES AND EQUIPMENT

   A summary of premises and equipment at December 31, 1993 and 1992 follows.

($ in thousands)                                                                                             1993          1992
- ---------------------------------------------------------------------------------------------------------------------------------
Land..................................................................................................    $   65,937       71,631
Buildings and leasehold improvements..................................................................       393,133      256,691
Equipment.............................................................................................       327,103      361,138
Capital leases........................................................................................        22,043       35,235
                                                                                                          ----------     --------
                                                                                                             808,216      724,695
Less:
Accumulated depreciation and amortization.............................................................       371,512      338,961
Accumulated amortization of capital leases............................................................         4,448       10,059
- ---------------------------------------------------------------------------------------------------------------------------------
Total.................................................................................................    $  432,256      375,675
- ---------------------------------------------------------------------------------------------------------------------------------

   First of America and certain of its subsidiaries have capital and operating leases for premises and equipment under agreements expiring at various dates through 2034. These leases, in general, provide for renewal options and options to purchase certain premises at fair values, and require the payment of property taxes, insurance premiums and maintenance costs. Total rental expense for all operating leases was $10,936,000 in 1993, $16,329,000 in 1992, and $21,226,000
in 1991.

   The future minimum payments by year, and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1993.

($ in thousands)                                                                           Capital Leases      Operating Leases
- -------------------------------------------------------------------------------------------------------------------------------
1994...................................................................................       $    309                10,181
1995...................................................................................            338                 8,882
1996...................................................................................            369                 7,491
1997...................................................................................            404                 6,019
1998...................................................................................            432                 5,208
Thereafter.............................................................................         19,991                23,613
                                                                                               -------                ------
Total minimum lease payments...........................................................         21,843                61,394
Amounts representing interest..........................................................         31,819                    --
- -------------------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments............................................       $ 53,662                61,394
- -------------------------------------------------------------------------------------------------------------------------------

NOTE 11: LONG TERM DEBT

   Information relating to long term debt at December 31, 1993 and 1992 follows.

($ in thousands)                                                                                            1993           1992
- ---------------------------------------------------------------------------------------------------------------------------------
PARENT COMPANY:
9.25% senior notes, payable $7,143 annually in 1990 through 1995, balance due 1996, interest payable
 semi-annually........................................................................................    $ 21,429         28,571
10.625% subordinated notes payable in equal annual installments in 1990 through 1998, interest payable
 semi-annually........................................................................................       7,778          9,333
8.50% subordinated notes due February 1, 2004.........................................................     150,000        150,000
Revolving credit agreement............................................................................      30,000         20,000
6.35% subordinated debenture due December 31, 2007....................................................      10,000         10,000
Capital lease obligations (Note 10)...................................................................      20,408         20,601
                                                                                                          --------        -------
                                                                                                           239,615        238,505
SUBSIDIARIES:
Subordinated variable rate installment notes from 10-15 percent.......................................          --          2,612
Note, due April 30, 1999..............................................................................       1,913          1,438
7% subordinated notes due January 2, 1993 through 1996................................................          --            250
FHLB borrowings, with interest rates ranging from 3.42% to 8.30%, payable from 1994 to 1996...........      10,820          5,820
Mortgages and land contracts, payable in installments through 1999 with interest rates ranging
 from 4.75% to 10.25%.................................................................................         410          3,825
Capital lease obligations (Note 10)...................................................................       1,435          1,601
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL LONG TERM DEBT..................................................................................    $254,193        254,051
- ---------------------------------------------------------------------------------------------------------------------------------

   On April 21, 1989, First of America entered into a revolving credit agreement with various lender banks to borrow up to $100,000,000 until April 21, 1994. On December 6, 1993, First of America extended a Promissory Note, due December 5, 1994, in the amount of $35,000,000. Under the Note, First of America may request partial advances which mature before December 5, 1994, and bear interest based on a sliding scale of LIBOR-based rates tied to the amount of the advance. A facility fee is payable on the daily average balance of the commitment at a rate of 3/16 of 1%.

   The various loan agreements include restrictions on additional indebtedness, refinancing, payment of cash dividends and the purchase of capital stock. During 1994 First of America can, under the most restrictive loan covenants, declare and pay dividends of approximately $58,575,000 plus 50 percent of consolidated net income. The indebtedness of subsidiary banks is subordinated to the claims of its depositors and certain other creditors. Management has determined that First of America is in compliance with all of its loan covenants.

   Maturities of outstanding indebtedness at December 31, 1993 follow.

                                                                                                                  Total Principal
($ in thousands)                                                                                                    Amount Due
- ------------------------------------------------------------------------------------------------------------------------------
Year ending December 31,
1994..........................................................................................................       $  49,087
1995..........................................................................................................           9,121
1996..........................................................................................................           9,939
1997..........................................................................................................           1,988
1998..........................................................................................................           2,015
Thereafter....................................................................................................         182,043
- ------------------------------------------------------------------------------------------------------------------------------
Total.........................................................................................................       $ 254,193
- ------------------------------------------------------------------------------------------------------------------------------

NOTE 12: COMMITMENTS AND CONTINGENT LIABILITIES

Financial Instruments with Off-Balance Sheet Risk:

   In First of America's normal course of business, there are various conditional obligations outstanding which are not reflected in the financial statements. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, when issued securities, securities lent and commitments to purchase foreign currency.

   First of America's exposure to credit loss in the event of nonperformance by other parties to the financial instruments with off-balance sheet risk is represented by the contractual notational amount of these instruments. First of America uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

   Unless noted otherwise, First of America does not require collateral or other security to support financial instruments with off balance sheet credit risk.

   A summary of the contract or notional amounts of these financial instruments at December 31 follows:

($ in thousands)                                                                                       1993               1992
- ---------------------------------------------------------------------------------------------------------------------------------
Commitments on unused credit card lines.........................................................    $ 7,876,161         4,882,411
Other commitments to extend credit..............................................................      2,061,959         1,715,529
Mortgages sold with recourse....................................................................         90,302           448,336
Standby letters of credit.......................................................................        220,451           180,549
Commercial letters of credit....................................................................         12,383            15,936
Foreign exchange contracts......................................................................         25,650            15,020
Interest rate swaps.............................................................................        291,605                --
- ---------------------------------------------------------------------------------------------------------------------------------
Total...........................................................................................    $10,578,511         7,257,781
- ---------------------------------------------------------------------------------------------------------------------------------

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts included in the preceding table does not necessarily represent future cash requirements. At December 31, 1993, other commitments to extend credit were comprised of $1,246,685,000 in unused commercial loan commitments, $343,880,000 in commitments to fund commercial real estate, construction and land development of which $287,195,000 was secured by real estate, and $471,394,000 in home equity lines of credit. Collateral held on these instruments varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

   Standby letters of credit and commercial letters of credit are conditional commitments issued to secure performance of a customer to a third party and are subject to the same credit review and approval process as loans. Losses to date have not been material.

   Foreign exchange contracts are entered into for trading activities which enable customers to transfer or reduce their foreign exchange risk. Foreign exchange forward contracts represent First of America's largest activity in this specialized area. Forward contracts are commitments to buy or sell at a future date a currency at a contracted price and are settled in cash or through delivery. The risk in foreign exchange trading arises from the potential inability of the counterparties to deliver under the terms of the contract and the possibility that the value of a foreign currency might change in relation to the U.S. dollar. In the event of a default by a counterparty, the cost to First of America would be the replacement of the contract at the current market rate. Such credit losses to date have not been material. The risk of loss from changes in market rate is substantially lessened because First of America limits its risk by entering into offsetting contracts.

   First of America has entered into mandatory commitments to deliver mortgage loans or mortgage backed securities to investors, at prevailing market rates, which totalled $373.3 million as of December 31, 1993. Approximately $16 million of put options were in existence at year-end as a hedge against interest rate risk.

Mortgages Sold With Recourse:

   First of America has sold mortgage loans to the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and other savings institutions with full recourse. The total unpaid principal balances of these loans were $90.3 million at December 31, 1993 and are not included in the accompanying consolidated balance sheets.

Interest Rate Swaps:

   During the second quarter of 1993, First of America instituted rate swaps to hedge its interest rate risk. At December 31, 1993, the interest rate swaps had a total notional value of $291.6 million. Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit.

Litigation:

   First of America and its subsidiaries are parties to routine litigation arising in the normal course of their respective businesses. In the opinion of management after consultation with counsel, liabilities arising from these proceedings, if any, are not expected to be material to First of America's financial position.

Environmental Matters:

   Certain of First of America's subsidiaries own or previously owned certain parcels of real property with respect to which they have been notified by the Michigan Department of Natural Resources pursuant to Michigan environmental statutes that they may be potentially responsible parties (PRPs) for environmental contamination on or emanating from the properties. The costs of remediating the contamination cannot be determined at this time. While, as PRPs, these subsidiaries may be jointly and severally liable for the costs of remediating the contamination, in most cases, there are a number of other PRPs who may also be jointly and severally liable for remediation costs. Additionally, in certain cases, these subsidiaries have asserted statutory defenses to liability for remediation costs based on the subsidiaries' status as lending institutions that acquired ownership of the contaminated property through foreclosure. First of America's management, after consultation with legal counsel, does not currently anticipate that the ultimate liability, if any, arising from these matters will have a material effect on First of America's financial position.

NOTE 13: PREFERRED STOCK

   On December 31, 1993, First of America redeemed all outstanding shares of its Series F 9% Convertible Preferred Stock which represented the remainder of its outstanding preferred issues. The Series F 9% Convertible Preferred Stock had 392,557 outstanding shares prior to redemption. All the shares were converted to First of America Common Stock resulting in 2,355,342 shares being issued.

   First of America has reserved 500,000 shares of preferred stock for issuance as Series A Junior Participating Preferred Stock ("Series A Preferred") upon the exercise of certain preferred stock purchase rights (each a "Right") issued to holders of and in tandem with shares of the common stock. The description and terms of the Rights are set forth in a Rights Agreement ("Rights Agreement"), dated July 18, 1990, between First of America and First of America Bank -- Michigan, N.A., as Rights Agent. The Rights Agreement was filed with the Securities and Exchange Commission as an exhibit to First of America's Registration Statement dated July 18, 1990 on Form 8-A under the Securities Exchange Act of 1934.

   Generally, the Rights Agreement provides as follows. The Rights are not exercisable until a distribution date, which occurs ten days after a person or group (an "Acquiring Person") publicly announces acquisition of or commences a tender offer which may result in the acquisition of beneficial ownership of 10 percent or more of the outstanding shares of First of America Common Stock (a "Stock Acquisition Date"). If, following a Stock Acquisition Date, First of America is merged with or engages in a business combination transaction with the Acquiring Person or the Acquiring Person increases its beneficial ownership of First of America Common Stock by more than one percent or engages in self dealing, then holders of Rights, other than the Acquiring Person, will receive upon exercise of each Right, common stock of First of America or of the entity surviving the merger or business combination or other consideration with a value of two times the exercise price of the right.

   First of America may, at its option, at any time after a Stock Acquisition Date and before an Acquiring Person becomes the beneficial owner of more than 50 percent of the outstanding shares of First of America Common Stock, elect to exchange all outstanding Rights for shares of First of America Common Stock at an exchange ratio of one share of First of America Common Stock per Right, subject to adjustment to prevent dilution. At any time until twenty days following the Stock Acquisition Date, First of America may redeem the Rights in whole, but not in part, at a price of $.01 per Right. Until a Right is exercised, the holder thereof, as such, will have no right as a shareholder of First of America, including, without limitation, the right to vote or to receive dividends. Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by First of America's Board of Directors prior to the distribution date.

   If issued upon exercise of the Rights, shares of the Series A Preferred will rank junior to any convertible preferred outstanding at such time. Each share of Series A Preferred shall be entitled to 100 votes on all matters submitted to a vote of the shareholders of the company. Additionally, in the event the company fails to pay dividends on the Series A Preferred for four full quarters, holders of the Series A Preferred have certain rights to elect additional directors of the company. Except as described above, holders of the Series A Preferred have no preemptive rights to subscribe for additional securities which the company may issue. The Series A Preferred will not be redeemable. Each share of Series A Preferred will, subject to the rights of any preferred stock the company may issue ranking senior to the Series A Preferred, be entitled to preferential quarterly dividends equal to the greater of $10.00, or subject to certain adjustments, 100 times the dividend declared per share of common stock. Upon liquidation of the company, holders of Series A Preferred will, subject to the rights of senior securities, be entitled to a preferential liquidation payment equal to $190.00 per share, plus accrued and unpaid dividends. In the event of any merger, consolidation, or other transaction in which shares of common stock are exchanged, each share of Series A Preferred will, subject to the rights of senior securities, be entitled to receive 100 times the amount received per share of common stock. The rights of the Series A Preferred are protected by customary antidilution provisions.

NOTE 14: STOCK OPTION PLAN

   The First of America Bank Corporation Restated 1987 Stock Option Plan is administered by the Nominating and Compensation Committee of the Board of Directors, none of whom is eligible to participate therein. Under the Plan options to purchase up to 1,700,000 authorized but unissued shares of First of America Common Stock may be issued through December 9, 1997.

   The stock options are exercisable during the 10 year period, beginning on the date of grant and may be granted at prices not less than the fair market value on the date of grant.

   The following is a summary of transactions which occurred during 1991, 1992 and 1993:

                                                                                                Shares Under         Option Price
                                                                                                   Option             Per Share
- ---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1990............................................................       548,768          $16.00-26.375
Granted.....................................................................................       192,800              27.50
Exercised...................................................................................       (18,300)
Canceled....................................................................................       (18,268)
- ---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1991............................................................       705,000           $16.00-27.50
Granted.....................................................................................       193,450              32.50
Exercised...................................................................................       (37,367)
Canceled....................................................................................       (17,383)
- ---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1992............................................................       843,700           $16.00-32.50
Granted.....................................................................................       176,000              40.00
Exercised...................................................................................       (53,700)
Canceled....................................................................................       (11,367)
- ---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1993............................................................       954,633           $16.00-40.00
- ---------------------------------------------------------------------------------------------------------------------------------

NOTE 15: DIVIDENDS FROM BANKING SUBSIDIARIES

   Dividends paid to First of America by its bank subsidiaries amounted to $200,700,000 in 1993, $137,369,000 in 1992 and $177,665,000 in 1991. Unless
prior regulatory approval is obtained, banking regulations limit the amount of dividends that First of America's banking subsidiaries can declare during 1994, to the 1994 net profits, as defined in the Federal Reserve Act, plus retained net profits for 1993 and 1992, which amounted to $157,285,000. Under the FDIC Improvement Act of 1991, there is incentive to maintain banks' capital at the "well-capitalized" level. This may further restrict dividends in the future.

NOTE 16: EMPLOYEE PENSION PLAN

   First of America and its subsidiaries have a defined benefit pension plan that covers substantially all of its full-time employees. Benefits are based on years of service and the employee's compensation.

   Pension costs for the years 1993 and 1992 were calculated based on Financial Accounting Standards Board Statement No. 87 "Employers' Accounting for Pensions." Pension costs for the years ended December 31, 1993, 1992 and 1991 equaled $6,508,000, $11,821,000 and $6,957,000, respectively.

   The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1993 and 1992.

                                                                                                              December 31,
                                                                                                        -------------------------
                                          ($ in thousands)                                                1993             1992
- ---------------------------------------------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
 Accumulated benefit obligation, including vested benefits
 of $251,265 for 1993 and $180,753 for 1992.........................................................    $ 257,056         184,934
- ---------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date...........................................      320,219         238,925
Plan assets at fair value, primarily listed stocks and U.S. Bonds...................................      359,500         315,038
                                                                                                        ---------        --------
Projected benefit obligation less than plan assets..................................................       39,281          76,113
Unrecognized net gain...............................................................................      (31,834)        (47,229)
Unrecognized prior service cost.....................................................................       28,694           2,324
Unrecognized net assets being recognized over 15 years..............................................      (17,846)        (19,791)
                                                                                                        ---------        --------
Prepaid pension included in other assets............................................................    $  18,295          11,417
- ---------------------------------------------------------------------------------------------------------------------------------
NET PENSION COST INCLUDING THE FOLLOWING COMPONENTS:
 Service cost.......................................................................................    $   9,196           9,328
 Interest cost on projected benefit obligation......................................................       21,822          17,791
 Actual return on plan assets.......................................................................      (46,209)        (28,798)
 Net amortization and deferral......................................................................       21,111           7,223
- ---------------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost...........................................................................    $   5,920           5,544
- ---------------------------------------------------------------------------------------------------------------------------------

   First of America's weighted-average discount rate was 7.0 percent at December 31, 1993 and 8 1/4 percent at December 31, 1992. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.00 percent at year-end 1993 and 6.00 percent at year-end 1992. The expected long term rate of return on assets was 8.75 percent and 8.00 percent at December 31, 1993 and 1992, respectively. The assumed rates in place at each year-end are used to determine the net periodic pension cost for the following year.

NOTE 17: OTHER POSTRETIREMENT BENEFITS

   First of America and its subsidiaries have a Retiree Medical Plan which provides a portion of retiree medical care premiums. First of America's level of contribution is based on an age and service formula.

   First of America adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1992. Postretirement benefit costs of $2,308,000 were recorded on a cash basis for the year ended December 31, 1991.

   During 1993, First of America implemented several managed care initiatives and redesigned its Preferred Provider Organization. This change was measured as of December 31, 1993 and reduced the accumulated postretirement benefit obligation as of that date by $4,807,000.

   The following table presents the plan's funded status reconciled with amounts recognized in First of America's Consolidated Balance Sheet at December 31, 1993 and 1992:

                                                                                                               December 31,
- ---------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                                              1993           1992

- ---------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:
Retirees..............................................................................................    $(19,991)       (16,580)
Fully eligible active plan participants...............................................................      (6,941)        (9,153)
Other active plan participants........................................................................     (10,599)        (9,888)
                                                                                                          --------        -------
                                                                                                           (37,531)       (35,621)
Plan assets at fair value.............................................................................          --             --
                                                                                                          --------        -------
Accumulated postretirement benefit obligation in excess of plan assets................................     (37,531)            --
Unrecognized prior service cost.......................................................................      (4,807)            --
Unrecognized net loss.................................................................................       4,682             --
- ---------------------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost included in other liabilities.....................................    $(37,656)       (35,621)
- ---------------------------------------------------------------------------------------------------------------------------------
NET PERIOD POSTRETIREMENT BENEFIT COST FOR 1993 AND 1992 INCLUDE THE FOLLOWING COMPONENTS:
Service cost..........................................................................................    $  1,116          1,129
Interest cost.........................................................................................       2,986          2,935
Net amortization and deferral.........................................................................         (91)            --
- ---------------------------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost..............................................................    $  4,011          4,064
- ---------------------------------------------------------------------------------------------------------------------------------

   For measurement purposes of the accrued postretirement benefit cost included in other liabilities, 10.95 percent and 11.54 percent annual rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) were assumed at December 31, 1993 and 1992, respectively; the 1993 rate was further assumed to decline evenly to 5.0 percent in 2004. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent at December 31, 1993 and 8.5 percent at December 31, 1992. To determine First of America's net periodic postretirement benefit cost for 1993 and 1992, a weighted average discount rate of 8.5 percent and the health care trend rate of 11.54 percent were used.

   The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by 5.2 percent and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1993 by 4.4 percent.

NOTE 18: SUPPLEMENTARY INCOME STATEMENT INFORMATION

   Other than the items listed below, other operating income and other operating expenses did not include any accounts that exceeded 1 percent of total revenue, which is the sum of total interest income and total non-interest income.

($ in thousands)                                                                                 1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Revolving loan fees -- interchange income..................................................    $ 30,104       27,555       23,989
Revolving loan fees -- merchant discount...................................................      22,994       18,995       17,897
Gains on sale of loans.....................................................................      29,456       15,230        5,246
Other operating income.....................................................................      30,939       36,171       30,458
- ---------------------------------------------------------------------------------------------------------------------------------
Total other operating income...............................................................    $113,493       97,951       77,590
- ---------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES:
Services purchased.........................................................................    $ 14,638       20,409       20,515
Office supplies............................................................................      22,541       21,672       18,512
FDIC insurance.............................................................................      39,680       38,711       31,032
Advertising, business development and public relations.....................................      22,573       14,427       10,044
Postage....................................................................................      16,291       16,585       16,038
Telephone..................................................................................      17,300       15,899       13,877
Other......................................................................................      95,052       88,655       70,889
- ---------------------------------------------------------------------------------------------------------------------------------
Total other operating expenses.............................................................    $228,075      216,358      180,907
- ---------------------------------------------------------------------------------------------------------------------------------

NOTE 19: INCOME TAXES

   First of America adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," effective January 1, 1992. The adoption of Statement No. 109 did not result in any cumulative effect for the change in accounting for income taxes to be reported in 1992. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109.

   Income tax expense attributable to income from continuing operations consists of:

($ in thousands)                                                                         Current          Deferred         Total
- ---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
U.S. Federal.........................................................................    $ 99,184          (3,117)         96,067
State and local......................................................................         787           1,720           2,507
- ---------------------------------------------------------------------------------------------------------------------------------
Total................................................................................    $ 99,971          (1,397)         98,574
- ---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1992:
U.S. Federal.........................................................................    $101,288          (9,782)         91,506
State and local......................................................................          --              --              --
- ---------------------------------------------------------------------------------------------------------------------------------
Total................................................................................    $101,288          (9,782)         91,506
- ---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1991:
U.S. Federal.........................................................................    $ 72,010          (7,385)         64,625
State and local......................................................................          --              --              --
- ---------------------------------------------------------------------------------------------------------------------------------
Total................................................................................    $ 72,010          (7,385)         64,625
- ---------------------------------------------------------------------------------------------------------------------------------

   Income tax expense attributable to income from continuing operations was $98,574,000, $91,506,000 and $64,625,000 for the years ended December 31, 1993,
1992 and 1991 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations for 1993 and 34 percent for 1992 and 1991 as a result of the following:

($ in thousands)                                                                           1993            1992            1991
- ---------------------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense......................................................    $121,086          88,774          76,191
Increase (reduction) in income taxes resulting from:
 Tax exempt municipal obligations income.............................................     (12,738)        (13,017)        (16,394)
 Change in the beginning-of-the-year balance of the valuation allowance for deferred
 tax assets allocated to income tax expense..........................................      (9,686)         (2,507)             --
 Alternative minimum tax credits utilized............................................      (5,675)             --              --
 State and local tax expense, net of federal tax benefit.............................       1,630              --              --
 Amortization of goodwill............................................................       3,116          13,034           3,677
 Other, net..........................................................................         841           5,222           1,151
- ---------------------------------------------------------------------------------------------------------------------------------
Total................................................................................    $ 98,574          91,506          64,625
- ---------------------------------------------------------------------------------------------------------------------------------

   The significant components of deferred income tax expense attributable to income from continuing operations for the year ended December 31, 1993 and 1992 are as follows:

                                                                                                                December 31,
                                                                                                            ---------------------
                                            ($ in thousands)                                                  1993         1992
- ---------------------------------------------------------------------------------------------------------------------------------
Deferred tax benefit (exclusive of the effects of other components below)...............................    $  8,289       (7,275)
Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax assets............      (9,686)      (2,507)
- ---------------------------------------------------------------------------------------------------------------------------------
Total...................................................................................................    $ (1,397)      (9,782)
- ---------------------------------------------------------------------------------------------------------------------------------

   For the year ended December 31, 1991, a deferred income tax benefit of $7,385,000 resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

($ in thousands)                                                                                                           1991
- ---------------------------------------------------------------------------------------------------------------------------------
Difference between tax loan loss deductions and amounts included in operating expenses...............................    $ (3,664)
Accretion of discount on investment securities.......................................................................        (480)
Recapture of the difference between cash and accrual basis for certain subsidiary banks..............................         (48)
Tax depreciation in excess of book...................................................................................         253
Recapture of tax loan loss reserve...................................................................................      (1,035)
Net pension adjustment...............................................................................................        (372)
Accrued writedown of assets..........................................................................................         225
Deferral of net loan fees............................................................................................        (516)
Other items -- net...................................................................................................      (1,748)
- ---------------------------------------------------------------------------------------------------------------------------------
Total................................................................................................................    $ (7,385)
- ---------------------------------------------------------------------------------------------------------------------------------

   The securities transactions tax effect for 1993, 1992 and 1991 was $6,524,000, $5,574,000 and $1,373,000, respectively.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below:

                                                                                                                December 31,
                                                                                                            ---------------------
($ in thousands)                                                                                              1993         1992
- ---------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Book loan loss deduction in excess of tax...............................................................    $ 66,505       60,249
Deferred compensation...................................................................................       5,091        4,676
Deferred loan fees......................................................................................       8,541        5,859
Employee benefits.......................................................................................       4,815        9,751
Other real estate expenses not allowed for tax purposes.................................................       2,849        3,695
Nonaccrual loan income..................................................................................       3,621        4,321
State net operating loss carry forwards.................................................................          --        6,182
Net capital loss carry forwards.........................................................................         883        4,387
Expenses not currently deductible for tax purposes......................................................       5,072        8,722
Other...................................................................................................       6,279        6,062
                                                                                                            --------     --------
Total gross deferred tax assets.........................................................................     103,656      113,904
Less valuation allowance................................................................................        (883)     (10,569)
                                                                                                            --------     --------
Net deferred tax assets.................................................................................     102,773      103,335
                                                                                                            --------     --------
DEFERRED TAX LIABILITIES:
Premise and equipment, due to differences in depreciation...............................................      (7,017)      (6,887)
Discount accretion on investment securities.............................................................      (1,670)      (2,426)
Market value adjustment on investment securities available for sale.....................................     (17,263)          --
Tax loan loss reserve to be recaptured..................................................................     (10,095)     (12,533)
Other...................................................................................................      (3,763)      (2,658)
                                                                                                            --------     --------
Total gross deferred liabilities........................................................................     (39,808)     (24,504)
- ---------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset..................................................................................    $ 62,965       78,831
- ---------------------------------------------------------------------------------------------------------------------------------

   The valuation allowance for deferred tax assets as of January 1, 1993 was $10,569,000. The net change in the total valuation allowance for the year ended December 31, 1993 was a decrease of $9,686,000.

   Subsequently recognized tax benefits of $883,000 relating to the valuation allowance for deferred tax assets as of December 31, 1993 will be allocated to the income tax benefit that would be reported in the consolidated statement of earnings.

NOTE 20: EARNINGS PER SHARE CALCULATION

   The weighted average number of shares used in the determination of earnings per share were:

                                                                                       1993              1992             1991
- ---------------------------------------------------------------------------------------------------------------------------------
Common and common equivalents...................................................     57,416,771       54,841,762       53,536,154
Fully diluted...................................................................     59,772,113       59,559,956       59,083,334
- ---------------------------------------------------------------------------------------------------------------------------------

   Common and common equivalents per share amounts were calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the respective periods adjusted for the portion of stock options which were considered common equivalents, 305,240 in 1993, 212,463 in 1992 and 138,433 in 1991. Fully diluted earnings per share calculations were based on the assumption that all outstanding preferred stock was converted into common stock and the preferred dividends on these shares eliminated. In addition, the average fully diluted earnings per share included the portion of stock options which were considered common equivalents, 305,240 in 1993, 303,947 in 1992 and 190,777 in 1991.

   On December 31, 1993 and 1992, there were 59,520,710 and 57,014,117 common shares outstanding, respectively. At the same dates there were 100,000,000 authorized shares of $10 par value common stock. On October 20, 1993, First of America's Board of Directors called for the redemption on December 31, 1993 of all outstanding shares of the company's Series F 9% Convertible Preferred Stock. Notice of the redemption resulted in the issuance of 2,355,342 shares of First of America Common Stock upon shareholders' exercise of the conversion privilege before the redemption date.

NOTE 21: FAIR VALUE DISCLOSURE

   The Financial Accounting Standards Board's Statement No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First of America.

   For purposes of this disclosure, estimated fair value of financial instruments with short-term maturities is assumed to equal the recorded book value. These financial instruments include cash and short term investments, accrued interest receivable and payable and short term borrowings. Estimated fair values for other financial instruments were determined as follows:

Loans Held for Sale:

   Fair value for loans held for sale was based on quoted market prices. If a quoted market price was not available, the fair value was estimated using market prices for similar assets.

Securities:

   Fair values for Held to Maturity and Available for Sale securities were based on quoted market prices. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

Loans Receivable:

   For variable rate loans that reprice frequently and for which there has been no significant change in credit risk, fair values equal carrying values. The fair values for fixed rate loans were based on estimates using discounted cash flow analyses and current interest rates being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Deposit Liabilities:

   The fair values disclosed for demand deposits with no stated maturity (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) were, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate, fixed-term money market accounts and certificates of deposits with less than twelve months maturities approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit with maturities greater than twelve months are estimated using a discounted cash flow calculation that applied interest rates being offered on the same or similar certificates at the reporting date to a schedule of aggregated expected maturities on the certificates of deposits.

Long Term Borrowings:

   Fair values for First of America's long term debt (other than deposits) was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities.

Off Balance Sheet Instruments:

   Fair values for unused commitments were estimated using the fees charged to enter into similar agreements at the reporting date, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. Fair values for guarantees and letters of credit were based on fees charged for similar agreements.

   The fair value of forward delivery commitments, foreign exchange contracts and interest rate swaps is estimated, using dealer quotes, as the amount that the corporation would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

   First of America has mandatory commitments to deliver loans totalling $373.3 million which are at prevailing market rates. First of America attributes no value to these commitments at December 31, 1993.

   The estimated fair values of First of America's financial instruments for which the fair value differs from the recorded book value for December 31, 1993 and 1992 were as follows:

                                                                           December 31, 1993               December 31, 1992
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                         Recorded       Estimated        Recorded       Estimated
($ in millions)                                                        Book Value      Fair Value      Book Value      Fair Value
- ---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Securities:
   Held to maturity................................................     $  1,857           1,872           3,490           3,543
   Available for sale..............................................        3,261           3,261              --              --
   Held for sale...................................................           --              --           1,137           1,154
 Loans, net........................................................       13,840          14,062          13,516          13,761
 Loans held for sale...............................................          366             369              63              64
FINANCIAL LIABILITIES:
 Deposits*.........................................................      (18,244)        (18,307)        (18,036)        (18,088)
 Long term borrowings..............................................         (254)           (264)           (254)           (261)
Off-balance sheet instruments......................................           --              13                             (10)
- --------------------------------------------------------------------------------------------------------------------------------

* SFAS No. 107 defines the fair value of demand deposits as the amount payable on demand, and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time.

NOTE 22: CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

   The balance sheets for December 31, 1993 and 1992, and the statements of income and statements of cash flows for the three years ended December 31, 1993 follow.

                                                                                                         December 31
                                                                                                 ----------------------------
($ in thousands)                                                                                    1993             1992
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
ASSETS
Cash and interest bearing deposits held by subsidiary banks...................................   $   23,745           16,024
Investment in subsidiaries....................................................................    1,502,614        1,479,296
Other Assets..................................................................................      306,829          130,364
- -----------------------------------------------------------------------------------------------------------------------------
Total Assets..................................................................................   $1,833,188        1,625,684
- -----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Accounts payable and other liabilities........................................................   $   70,136           61,688
Long-term debt................................................................................      239,615          228,505
                                                                                                 -----------      -----------
Total Liabilities.............................................................................      309,751          290,193
                                                                                                 -----------      -----------
SHAREHOLDERS' EQUITY
Non-redeemable preferred stock................................................................           --           74,586
Common stock..................................................................................      595,207          570,141
Surplus.......................................................................................      265,596          211,290
Net unrealized gain on securities available for sale, net of tax of $17,263...................       31,531               --
Retained earnings.............................................................................      631,103          479,474
                                                                                                 -----------      -----------
Total shareholders' equity....................................................................    1,523,437        1,335,491
- -----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Equity..................................................................   $1,833,188        1,625,684
- -----------------------------------------------------------------------------------------------------------------------------

                                                                                                     Year Ended December 31,
                                                                                                ---------------------------------
                                      ($ in thousands)                                            1993         1992        1991
- ---------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
INCOME
Dividends from subsidiaries.................................................................    $ 205,891     128,275     173,098
Interest and other income...................................................................      291,798     217,649     184,308
                                                                                                ---------     -------     -------
Total operating income......................................................................      497,689     345,924     357,406
                                                                                                ---------     -------     -------
EXPENSES
Interest on borrowed money..................................................................       19,597      18,434      10,676
Salaries and employee benefits..............................................................      134,734     101,873      88,588
Amortization of intangibles.................................................................        5,095       5,475       1,237
Other operating expenses....................................................................      171,937     143,031     118,586
                                                                                                ---------     -------     -------
Total operating expenses....................................................................      331,363     268,813     219,087
                                                                                                ---------     -------     -------
Income before income taxes, undistributed earnings of subsidiaries
 and cumulative effect of change in accounting principle....................................      166,326      77,111     138,319
Applicable income tax benefit...............................................................       14,084      13,614      11,187
                                                                                                ---------     -------     -------
                                                                                                  180,410      90,725     149,506
Equity in undistributed earnings of subsidiaries............................................       66,975      61,062       9,958
                                                                                                ---------     -------     -------
Income before cumulative effect of change in accounting principle...........................      247,385     151,787     159,464
Cumulative effect of change in accounting principle, net of tax of $2,196...................           --      (4,263)         --
- ---------------------------------------------------------------------------------------------------------------------------------
NET INCOME..................................................................................    $ 247,385     147,524     159,464
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                                                         December 31,
                                                                                              -----------------------------------
($ in thousands)                                                                                1993          1992         1991
- ---------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................    $ 247,385      147,524      159,464
Adjustment to reconcile net income to net cash provided by operating activities...........     (125,584)     (41,629)       1,712
                                                                                              ---------     --------     --------
Net cash from operating activities........................................................      121,801      105,895      161,176
                                                                                              ---------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Premises and equipment purchased..........................................................      (46,724)     (22,085)     (44,689)
Proceeds from sale of premises & equipment................................................          600        3,270           58
(Acquisition)/sale of affiliates..........................................................           --       12,000       (7,403)
Capital infusions, net of redemptions.....................................................       (6,535)     (35,165)    (104,627)
                                                                                              ---------     --------     --------
Net cash from investing activities........................................................      (52,659)     (41,980)    (156,661)
                                                                                              ---------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long term debt..................................................      222,000      150,000      133,780
Repayment of long term debt...............................................................     (190,891)    (123,878)     (70,704)
Proceeds from issuance of common stock....................................................        1,132        2,883        1,003
Redemption of preferred stock.............................................................           --       (3,567)          --
Dividends paid............................................................................      (93,333)     (83,824)     (73,079)
Other, net................................................................................         (329)        (105)          --
                                                                                              ---------     --------     --------
Net cash from financing activities........................................................      (61,421)     (58,491)      (9,000)
                                                                                              ---------     --------     --------
Net increase (decrease) in cash...........................................................        7,721        5,424       (4,485)
Cash at beginning of year.................................................................       16,024       10,600       15,085
- ---------------------------------------------------------------------------------------------------------------------------------
Cash at Year End..........................................................................    $  23,745       16,024       10,600
- ---------------------------------------------------------------------------------------------------------------------------------

Supplemental Information (Unaudited)

                                                             1993            1992           1991           1990           1989
- ---------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share:
Primary...............................................    $     25.60          22.12          20.58          18.97          17.52
Fully diluted.........................................          25.60          22.49          21.47          20.02          18.75
Common shares outstanding:
Weighted average......................................     57,416,771     54,841,762     53,536,154     52,621,736     52,684,571
Year end..............................................     59,520,710     57,014,117     53,537,438     53,263,184     52,777,423
Market price of common stock:
High..................................................    $    43.250         37.875         31.750         26.000         28.000
Low...................................................         36.500         29.000         18.250         15.375         19.125
Year end..............................................         39.250         37.875         29.375         21.250         23.500
Number of shares traded (in thousands)................         13,708         14,284         13,612         15,768         17,470
Price earnings ratio*.................................            9.3x          15.4            9.1            8.1            9.3
Dividend yield (at year end)..........................           4.08%          3.70           4.36           5.65           4.57
NON-FINANCIAL DATA
Number of common shareholders*........................         28,400         23,800         17,815         16,700         17,200
Number of banking subsidiaries*.......................             20             23             26             33             42
Number of banking offices*............................            572            551            487            450            415
Number of employees (FTE)*............................         13,330         12,940         13,404         10,387          9,777
Number of automated teller machines*..................            531            498            400            319            305
RETURN ON EQUITY AND ASSETS
Return on average total assets........................           1.20%          0.75           0.95           0.98           1.02
Return on average common shareholders' equity.........          18.01          11.67          13.66          14.52          15.06
Return on average total shareholders' equity..........          17.50          11.38          13.07          13.70          14.07
Common stock dividend payout rate.....................          35.71          53.25          45.35          43.13          41.67
Average common shareholders' equity as a percent
 of total average assets..............................           6.52           5.91           6.28           6.01           5.94
Average shareholders' total equity as a percent
 of total average assets..............................           6.88           6.63           7.26           7.14           7.24
- ---------------------------------------------------------------------------------------------------------------------------------

* Prior years numbers not restated.


Quarterly Information (Unaudited)
($ in millions except per share data)

                                                         1993 Quarters                                 1992 Quarters
- ---------------------------------------------------------------------------------------------------------------------------------
                                             Fourth      Third     Second      First      Fourth      Third     Second      First
- ---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Total interest income (FTE).............    $ 380.4      383.7      387.5      382.4       398.2      405.1      404.4      413.6
Total interest expense..................      147.1      150.6      154.5      156.6       165.2      177.0      183.2      196.0
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income (FTE)...............      233.3      233.1      233.0      225.8       233.0      228.1      221.2      217.6
Provision for loan losses...............       20.4       20.5       20.0       23.8        21.0       19.5       20.3       18.0
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 (FTE)..................................      212.9      212.6      213.0      202.0       212.0      208.6      200.9      199.6
- ---------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
Service charges on deposit accounts.....       21.5       21.3       21.7       20.1        20.7       20.1       19.7       19.1
Trust income............................       19.9       19.2       19.6       18.6        17.4       17.0       17.5       17.0
Investment securities transactions......        4.4        2.7        2.5        7.2         4.3        4.5        2.5        3.7
Other operating income..................       31.7       30.3       25.6       25.9        27.5       26.2       22.0       22.2
- ---------------------------------------------------------------------------------------------------------------------------------
Total non-interest income...............       77.5       73.5       69.4       71.8        69.9       67.8       61.7       62.0
- ---------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
Salaries and wages......................       85.9       84.6       83.0       80.2        82.6       82.6       86.8       80.2
Employee benefits.......................       15.8       16.2       18.9       18.5        17.4       18.0       23.0       20.2
- ---------------------------------------------------------------------------------------------------------------------------------
Total personnel costs...................      101.7      100.8      101.9       98.7       100.0      100.6      109.8      100.4
Occupancy, net..........................       14.1       13.7       13.0       14.2        14.2       14.5       14.6       14.0
Equipment...............................       14.0       12.7       13.1       13.5        13.9       14.4       20.4       14.6
Data processing.........................        3.5        4.1        3.8        3.6         2.1        2.7        2.9        2.8
Amortization of intangibles.............        2.6        2.2        2.1        2.0        29.4        3.1        3.0        2.8
Other operating expenses................       58.2       59.5       57.2       53.5        50.8       51.4       62.6       51.4
- ---------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense..............      194.1      193.0      191.1      185.5       210.4      186.7      213.3      186.0
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income tax (FTE)..........       96.3       93.1       91.3       88.3        71.5       89.7       49.3       75.6
Less: FTE adjustment....................        5.7        6.8        5.3        5.3         6.2        5.9        6.1        6.8
- ---------------------------------------------------------------------------------------------------------------------------------
Actual income before tax................       90.6       86.3       86.0       83.0        65.3       83.8       43.2       68.8
Applicable income tax expense...........       24.8       22.9       26.4       24.4        29.0       26.5       15.2       20.8
- ---------------------------------------------------------------------------------------------------------------------------------
Net income before FAS 106...............       65.8       63.4       59.6       58.6        36.3       57.3       28.0       48.0
FAS 106 transition obligation (net of
 tax)...................................         --         --         --         --          --         --         --       22.0
- ---------------------------------------------------------------------------------------------------------------------------------
Net income..............................    $  65.8       63.4       59.6       58.6        36.3       57.3       28.0       26.0
- ---------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock...    $  64.7       61.7       57.9       56.9        34.6       54.2       24.1       22.1
- ---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
Earnings per common share:
Primary.................................    $  1.13       1.07       1.01       0.99        0.61       0.99       0.45       0.41
Fully diluted...........................       1.10       1.06       1.00       0.98        0.61       0.96       0.45       0.41
Common stock cash dividend paid.........       0.40       0.40       0.35       0.35        0.35       0.32       0.32       0.32
Market price of Common Stock:
High....................................     42.875     42.500     43.250     42.875      37.875     35.375     34.125     31.500
Low.....................................     36.500     36.875     36.875     37.250      31.500     30.625     29.000     29.000
Period-end..............................     39.250     42.375     39.875     42.375      37.875     32.500     33.250     30.625
- ---------------------------------------------------------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to the information under the headings "Election of Directors" on pages 2 through 4 and "Other Matters" on page 20 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1994. Such information is incorporated herein by reference. The information concerning executive officers of the Registrant appears on page 5 of this document.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to the information under the headings "Meetings and Committees of the Board of Directors" and those portions of the information under the heading "Executive Compensation," other than the "Compensation Committee Report on Executive Compensation" and the "Performance Graph," on pages 6 through 16 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1994. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to the information in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1994 under the headings "Principal Shareholders" on page 2 and "Election of Directors" on pages 2 through 4 regarding ownership of the Registrant's securities. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to the information under the heading "Interest of Management in Certain Transactions" on page 16 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1994. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this report:

   1. Financial Statements

         Report of Independent Auditors
         Consolidated Balance Sheets -- December 31, 1993 and 1992
         Consolidated Statements of Income -- three years ended December 31,
         1993
         Consolidated Statements of Changes in Shareholders' Equity -- three years ended December 31, 1993
         Consolidated Statements of Cash Flows -- three years ended December 31, 1993
         Notes to Consolidated Financial Statements

      The above listed auditor's report, consolidated financial statements and notes to consolidated financial statements are included under "Item 8. Financial Statements and Supplementary Data" of this document.

   2. Financial statement schedules required by Article 9 of Regulation S-X are inapplicable.

   3. Exhibits required by Item 601 of Regulation S-K.

   (3) Articles of Incorporation and Bylaws

         A. A copy of the Restated Articles of Incorporation of the Registrant was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference.

         B. A copy of the Bylaws of the Registrant as currently in effect was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and is incorporated herein by reference.

   (4) Instruments defining the rights of security holders, including indentures

         A. Instruments defining the rights of security holders are included in the Registrant's Articles of Incorporation and Bylaws. See (3) A and B above.

         B. A copy of the Rights Agreement between the Registrant and First of America Bank - Michigan, N.A., as Rights Agent, dated as of July 18, 1990, was filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated July 18, 1990, and is incorporated herein by reference.

         C. A copy of the Subordinated Indenture between the Registrant, as Issuer, and Continental Bank, National Association, as Trustee, dated as of November 1, 1991, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by reference.

         D. The Registrant is a party to various other instruments defining the rights of holders of long term debt, none of which authorizes securities in excess of 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. None of such instruments (except such as may be filed under (10) Material Contracts) are filed with this Report. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

   (9) Voting trust agreement.

         Not applicable.

   (10) Material contracts

         A. A copy of the $100,000,000 Credit Agreement dated as of April 21, 1989, between the Registrant and the Security Pacific National Bank as agent for five banks was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1989, and is incorporated herein by reference.

         B. A copy of the Promissory Note dated as of December 6, 1993, between the Registrant and Continental Bank, N.A. for an amount of $35,000,000 is filed herewith as an Exhibit.

         C.* A copy of the First of America Bank Corporation Annual Incentive Compensation Plan for Key Corporate and Affiliate Executives was filed as Exhibit (10)A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference, and a copy of the Amendment to this document was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

         D.* A copy of the Registrant's Unfunded Deferred Excess Benefit Plan as adopted during 1990 was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

         E.* A copy of the Registrant's Supplemental Retirement Plan to Compensate for Nonqualified Savings Deferrals is filed herewith as an Exhibit.

         F.* A copy of the Registrant's Supplemental Savings Plan and the Amendment to this document was filed as Exhibit (10) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

         G.* A copy of The Restated First of America Bank Corporation 1987 Stock Option Plan, as amended and adopted by the Board of Directors and recommended for approval by the company's shareholders on April 20, 1994, is filed herewith as an Exhibit.

- ---------------

* Denotes management contracts and compensatory arrangements required to be filed as Exhibits and in which the Registrant's executive officers participate.

         H.* A copy of First of America's Long-Term Incentive Plan as amended and restated for performance periods commencing July 1, 1988, and thereafter, was filed as Exhibit (10)F to the Registrant's Registration Statement on Form S-4 filed July 28, 1988 (Reg. No. 33-23365) and is incorporated herein by reference, and a copy of the Amendment to this document was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

         I.* A copy of the composite form of the Management Continuity Agreement entered into by the Registrant and its executive and certain other senior officers of the Registrant was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

         J.* A copy of First of America's Executive Management Trust Agreement, intended to fund benefits under the Management Continuity Agreements (see Exhibit (10)I above) was filed as Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and is incorporated herein by reference.

   (11) Statement re computation of per share earnings

      The computation of common and common equivalents and fully diluted earnings per share is described in Note 20 of the Registrant's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

   (12) Statement re computation of ratios

      Not applicable.

   (13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders.

      Not applicable.

   (16) Letter re change in certifying accountant

      Not applicable.

   (18) Letter re change in accounting principles

      Not applicable.

   (21) Subsidiaries of the Registrant

- ---------------

* Denotes management contracts and compensatory arrangements required to be filed as Exhibits and in which the Registrant's executive officers participate.

   The subsidiaries of the Registrant as of the date of this document are as follows:

                                                      Name                                          Place of Incorporation
                 -------------------------------------------------------------------------------    ----------------------
                 First of America Bank -- Ann Arbor                                                 Michigan
                 First of America Bank -- Central                                                   Michigan
                 First of America Bank -- Champaign County, N.A.                                    United States
                 First of America Bank -- Decatur, N.A.                                             United States
                 First of America Bank -- Indiana                                                   Indiana
                 First of America Bank -- Kankakee/Will County, N.A.                                United States
                 First of America Bank -- Northwest Indiana                                         United States
                 First of America Bank -- Northeast Illinois, N.A.                                  United States
                 First of America Bank -- Champion, N.A.                                            United States
                 First of America Bank -- Michigan, N.A.                                            United States
                 First of America Bank -- Mid Michigan, N.A.                                        United States
                 First of America Bank -- Northern Michigan                                         Michigan
                 First of America Bank -- Illinois, N.A.                                            United States
                 First of America Bank -- Quad Cities, N.A.                                         United States
                 First of America Bank -- North Central Illinois, N.A.                              United States
                 First of America Bank -- Southeast Michigan, N.A.                                  United States
                 First of America Bank -- Springfield, N.A.                                         United States
                 First of America Bank -- Upper Peninsula, N.A.                                     United States
                 First of America Bank -- West Michigan                                             Michigan
                 First of America Bank -- Security                                                  Michigan
                 First of America Brokerage Service, Inc.                                           Michigan
                 First of America Community Development Corporation                                 Michigan
                 First of America Insurance Company                                                 Arizona
                 First of America Mortgage Company                                                  Michigan
                 First of America Investment Corporation                                            Michigan
                 First of America Bank Corporation -- Indiana                                       Indiana
                 First of America Trust Company                                                     Illinois
                 FOA Investco -- Central, Inc.                                                      Michigan
                 FOA Investco -- Indiana, Inc.                                                      Michigan
                 FOA Investco -- Northwest Indiana, Inc.                                            Michigan
                 FOA Investco -- Mid Michigan, Inc.                                                 Michigan
                 FOA Investco -- Michigan, Inc.                                                     Michigan
                 FOA Investco -- Southeast Michigan, Inc.                                           Michigan
                 FOA Investco -- Southgate, Inc.                                                    Michigan
                 FOA Investco -- Ann Arbor, Inc.                                                    Michigan
                 FOA Investco -- Northern Michigan, Inc.                                            Michigan
                 FOA Investco -- Upper Peninsula, Inc.                                              Michigan
                 FOA Investco -- Illinois, Inc.                                                     Michigan
                 FOA Investco -- Champaign, Inc.                                                    Michigan
                 FOA Investco -- West Michigan, Inc.                                                Michigan
                 CNB Investment Company                                                             Michigan
                 Frankenmuth Bank & Trust Realty Company                                            Michigan
                 Commercial National Development Co.                                                Delaware
                 First of America Information Systems, Inc.                                         Illinois

                 Name                                                                               Place of Incorporation
                 ----                                                                               ----------------------
                 C F Service Corporation                                                            Illinois
                 FOA Mortgage Company                                                               Arizona
                 Champion Properties,Inc.                                                           Illinois
                 SecureData Corporation                                                             Michigan

   (22) Published report regarding matters submitted to a vote of security holders.

      Not applicable.

   (23) Consents of experts

      Consent of KPMG Peat Marwick

   (24) Power of Attorney

      Power of Attorney signed by various directors of the Registrant authorizing Daniel R. Smith or Richard F. Chormann or Thomas W. Lambert to sign this Report on their behalf.

   (27) Financial Data Schedule

      Not applicable.

   (28) Information from reports furnished to state insurance regulatory authorities.

      Not applicable.

   (99) Additional exhibits.

      Not applicable.

   (b) Reports on Form 8-K

   No Reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1993.

   (c) Exhibits

   An Exhibit Index and Exhibits are attached to this Report.

   (d) Financial Statement Schedules

   Financial Statement Schedules are inapplicable. See Item 14 (a) 2 above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         FIRST OF AMERICA BANK CORPORATION

                                         By:         /s/ DANIEL R. SMITH
                                                      Daniel R. Smith,
                                                    Chairman and Chief Executive
                                         Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                       Title                          Date
- ----------------------------------------------    --------------------------------------    --------------
           /s/ DANIEL R. SMITH                    Director, Chairman and Chief              March 3, 1994
           ------------------------               Executive Officer
               Daniel R. Smith

           /s/ THOMAS W. LAMBERT                  Executive Vice President                  March 3, 1994
           ------------------------               and Chief Financial Officer
               Thomas W. Lambert                  (Principal Financial Officer and
                                                  Principal Accounting Officer)

                                   *DIRECTORS
Jon E. Barfield                    Robert L. Hetzler                        George S. Nugent
John W. Brown                      Dorothy A. Johnson                       Gregory C. Smith
Richard F. Chormann                J. Michael Kemp                          James S. Ware
Joseph J. Fitzsimmons              Richard Krafft, Jr.                      James W. Wogsland
Joel N. Goldberg                   Martha M. Mertz                          Walter J. Wolpin
Clifford L. Greenwalt              F. Karl Neumann














*By:      /s/ THOMAS W. LAMBERT
- -----------------------------------
               Attorney in Fact

                                   APPENDIX

                       DESCRIPTION OF GRAPHIC MATERIAL

Page Number              Graphic Material
- -----------              ----------------

     7 Bar graph depicting growth of company's fully diluted earnings per share from 1989 to 1993.

                                              1989   1990   1991   1992   1993
                                              -----  -----  -----  -----  -----
                         Earnings per share   $2.52  $2.62  $2.69  $2.46  $4.14

                         The 1992 bar also indicates earnings per share of $3.68 based on ongoing operations.

     7 Bar graph comparing company's return on equity with that of its peer group from 1989 to 1993.

                                               1989    1990   1991   1992   1993
                                              ------  -----  -----  -----  -----
                         First of America     14.07%  13.70  13.07  11.38  17.50
                         Peer Group           15.29   13.79  14.40  14.76  15.98

                         The graph also shows First of America's 1992 return on average total equity of 16.42 percent based on ongoing operations.

    15 Bar graph comparing the efficiency ratio of the company with that of its peer group from 1989 to 1993.

                                               1989    1990  1991   1992   1993
                                              ------  -----  -----  -----  -----
                         First of America     66.51%  67.44  67.25  68.58  62.72
                         Peer Group           64.53   64.92  64.04  66.03  65.71

                         The graph also indicates First of America's 1992 efficiency ratio of 63.80 percent based on ongoing operations.

    17 Bar graph comparing the company's nonperforming assets as a percent of loans plus OREO with that of its peer group from 1989 to 1993.

                                               1989  1990  1991  1992  1993
                                              -----  ----  ----  ----  ----
                         First of America     0.87%  0.95  1.27  1.42  1.26
                         Peer Group           1.68   2.43  2.44  1.95  1.22


    24 Bar graph depicting growth of company's return on average assets from 1989 to 1993.

                                                   1989  1990  1991  1992  1993
                                                  -----  ----  ----  ----  ----
                         Return on average assets 1.02%  0.98  0.95  0.75  1.20

                         The graph also indicates First of America's 1992 return on average assets of 1.12 percent based on ongoing operations.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           EXHIBIT
- ------           -------
10(b)            A copy of the Promissory Note dated as of December 6, 1993, between the Registrant and Continental Bank,
                 N.A. for an amount of $35,000,000 is filed herewith as an Exhibit.
10(e)*           A copy of the Registrant's Supplemental Retirement Plan to Compensate for Nonqualified Savings Deferrals
                 is filed herewith as an Exhibit.
10(g)*           A copy of The Restated First of America Bank Corporation 1987 Stock Option Plan, as amended, is filed herewith as an Exhibit.
11               The computation of common and common equivalents and fully diluted earnings per share is described in Note
                 20 of the Registrant's Notes to Consolidated Financial Statements included in "Item 8. Financial
                 Statements and Supplementary Data" of this document.
23               Consent of KPMG Peat Marwick
24               Power of Attorney signed by various directors of the Registrant authorizing Daniel R. Smith or Richard F.
                 Chormann or Thomas W. Lambert to sign this Report on their behalf.

- ---------------------
* Denotes management contracts and compensatory arrangements required to be filed as Exhibits and in which the Registrant's executive officers participate.