Form 10-Q
period 1994-03-31
FIRST OF AMERICA BANK CORP /MI/
filed 1994-05-10
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                           Commission File No.
        March 31, 1994                                   1-10534


                     FIRST OF AMERICA BANK CORPORATION
          (Exact name of Registrant as specified in its Charter)


                Michigan                              38-1971791
    (State or other jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


    211 South Rose St., Kalamazoo, Michigan                49007
    (Address of principal Executive Offices)             (Zip Code)


    Registrant's telephone number, including
    area code                                         616-376-9000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes      X                                                  No



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at April 30, 1994

    Common Stock, $10 Par Value                 59,353,678

                    FIRST OF AMERICA BANK CORPORATION



                                  INDEX


                                                             Page No.

    PART I.  FINANCIAL INFORMATION


         Consolidated Balance Sheets,  (Unaudited) - March 31, 1994
         and December 31, 1993  . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Income (Unaudited) -
          Three Months Ended March 31, 1994 and 1993  . . . . . . . 4

         Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 1994 and 1993  . . . . . . . 5

         Notes to Consolidated Financial Statements (Unaudited) . . 6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . 8


    PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . .  20

                 FIRST OF AMERICA BANK CORPORATION                    Consolidated Balance Sheet                            (Unaudit
                                                                   March 31,        December 31,
    ($ in thousands)                                                  1994              1993

    ASSETS
    Cash and due from banks                                     $     850,884             903,517
    Federal funds sold and other short term investments                67,855              74,909
    Securities:
       Held to maturity, market value of $2,801,183 at March 31, 1994
         and $1,872,326 at December 31, 1993                        2,839,982           1,856,623

       Available for sale, amortized cost of $2,335,332 at March 31, 1994
         and $3,212,687 at December 31, 1993                        2,342,690           3,261,481
    Loans (net of unearned income):
       Consumer                                                     5,177,213           5,062,173
       Commercial                                                   2,161,978           2,148,663
       Commercial real estate                                       3,067,435           2,902,549
       Residential real estate                                      3,805,893           3,914,914
       Loans held for sale, market value of $169,065 at March 31, 1994
        and $368,846 at December 31, 1993                             168,721             365,856
        Total loans                                                14,381,240          14,394,155
    Less:  Allowance for loan losses                                  194,745             188,664
        Net loans                                                  14,186,495          14,205,491
    Premises and equipment, net                                       436,537             432,256
    Other assets                                                      489,327             496,194

        Total assets                                            $  21,213,770          21,230,471

    LIABILITIES AND SHAREHOLDERS' EQUITY
    LIABILITIES
    Deposits:
       Non-interest bearing                                     $   2,575,113           2,682,621
       Interest bearing                                            15,578,168          15,561,082
        Total deposits                                             18,153,281          18,243,703

    Securities sold under repurchase agreements                       475,973             664,531
    Short term borrowings                                             596,897             330,047
    Long term debt                                                    220,974             254,193
    Other liabilities                                                 242,043             214,560

         Total liabilities                                          19,689,168          19,707,034

    SHAREHOLDERS' EQUITY
     Common Equity                                                   1,524,602           1,523,437
    Total Liabilities and Shareholders' Equity                    $ 21,213,770          21,230,471


    See accompanying notes to consolidated financial statements.

                FIRST OF AMERICA BANK CORPORATION

                Consolidated Statements of Income
                           (Unaudited)
                                                                         Three Months Ended
    ($ in thousands)                                                              March 31,
                                                                     1994           1993

    INTEREST INCOME
      Loans and fees on loans                                   $    294,699        303,628
      Investment securities                                           67,032         72,269
      Other interest income                                              709          1,201
        Total interest income                                        362,440        377,098
    INTEREST EXPENSE
      Deposits                                                       124,654        148,767
      Short term borrowings                                            6,174          2,641
      Long term debt                                                   4,631          5,234
        Total interest expense                                       135,459        156,642
    NET INTEREST INCOME                                              226,981        220,456
    Provision for loan losses                                         20,608         23,773
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              206,373        196,683

    NON-INTEREST INCOME
      Service charges on deposit accounts                             20,308         20,093
      Trust and financial services income                             20,313         18,602
      Investment securities transactions, net                          7,499          7,222
      Other operating income                                          28,481         25,850
        Total non-interest income                                     76,601         71,767

    NON-INTEREST EXPENSE
      Personnel                                                      104,622         98,690
      Occupancy, net                                                  15,336         14,221
      Equipment                                                       13,005         13,498
      Outside data processing                                          4,259          3,581
      Amortization of intangibles                                      2,561          2,047
      Other operating expense                                         58,075         53,376
        Total non-interest expense                                   197,858        185,413
    Income before taxes                                               85,116         83,037
    Income tax expense                                                26,796         24,439
    NET INCOME                                                  $     58,320         58,598

    PER COMMON AND COMMON EQUIVALENT SHARE
       Primary                                                  $       0.98           0.99
       Fully Diluted                                                    0.98           0.98
    See accompanying notes to consolidated financial statements.


             FIRST OF AMERICA BANK CORPORATION             Statements of Cash Flows


     ($ in thousands)                                          March 31,
                                                                 1994            1993

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                 58,320       $ 58,598

       Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                           10,777          9,313
          Provision for loan losses                               20,608         23,773
          Provision for deferred taxes                            (1,209)        (6,056)
          Amortization of intangibles                              2,561          2,047
          (Gain) loss on sale of investment securities                 --             --
          (Gain) loss on the sale of loans                             --             --
          (Gain) loss on the sale of securities available
                 for sale                                         (7,499)             --
          (Gain) loss on the sale of mortgage loans held for sale (6,099)       (13,592)
          (Gain) loss on the sale of other assets                    165            (35)
        Proceeds from the sales of mortgage loans held for sale  498,964        543,903
        Net other decrease (increase) in mortgage loans held
                 for sale                                       (295,730)             0
        Proceeds from the sale of securities available for sale  910,419              0
        Proceeds from the maturities of securities available
                 for sale                                        388,439              0
        Purchases of securities available for sale              (439,963)             0

       Change in assets and liabilities net of acquisitions:

          (Increase)decrease in interest and other
               income receivable                                  15,529        (37,361)
          (Increase)decrease in other assets                      18,397        165,872
          Increase(decrease) in taxes payable                     26,796         10,996
          Increase(decrease) in interest and
                other expense payable                             44,310         88,0
          Increase(decrease) in other liabilities                (42,419)       (64,699)
            Net cash from operating activities                 1,202,366        780,840

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of investment securities                   --              0
       Proceeds from maturities of investment securities          92,647        287,968
       Purchases of investment securities                     (1,057,925)    (1,072,482)
       Proceeds from sales of loans                                    --             --
       Net other (increase) decrease in loans & leases          (198,747)       (22,225)
       Premises and equipment purchased                          (15,545)       (11,892)
       Proceeds from the sale of premises and equipment              322             60
       (Acquisition)/Sale of affiliates, net of cash                   0              --
       Payment of acquisition costs and acquired
          affiliate liabilities                                        0              --
            Net cash provided by investing activities         (1,179,248)      (818,571)

     CASH FLOWS FROM FINANCING ACTIVITIES:

       Net increase(decrease) in short term deposits            (116,857)      (375,395)
       Net increase(decrease) in time deposits                    26,435        260,077
       Net increase(decrease) in short term borrowings            78,292        117,170
       Proceeds from issuance of long term debt                   41,000         40,594
       Repayments of long term debt                              (74,219)       (30,170)
       Payments for redemption of preferred stock                      --             --
       Proceeds from issuance of common stock                         97            334
       Payments for purchase and retirement of common stock       (6,691)           (51)
       Dividends paid                                            (23,808)       (21,537)
            Net cash provided by financing activities            (75,751)        (8,978)

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (52,633)       (46,709)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            903,517        918,960
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 850,884        872,251

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Note 1: General

    The accompanying interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Certain amounts included in the prior period financial statements have been reclassified to conform with the current financial statement presentation.



    Note 2: Non-Performing Assets

                                             March 31,
     (in thousands)                     1994          1993
                                        __________________


     Non-accrual loans                $ 118,317      112,810
     Restructured lonas                   9,886       19,186
                                        -------      -------
     Other real estate owned             46,417       46,321
                                        -------      -------
     Non-performing assets            $ 174,620      178,317
                                        =======      =======



    Note 3: Allowance for Loan Losses

                                            Three Months Ended
                                                 March 31,
     (in thousands)                         1994          1993
                                            __________________

     Balance, beginning of period         $ 188,664      176,793

     Provision charged against income        20,608        23,773
     Recoveries                               8,673         7,795
     Loans charged off                      (23,200)      (30,850)
                                            --------     --------
     Balance, end of period               $ 194,745       177,511
                                            ========     ========

    Note 4: Borrowings

    First of America entered into a 364-Day and Three-Year Competitive Advance and Revolving Credit Facility Agreements on March 25, 1994 with several lenders. Each of the agreements allows First of America to borrow on a standby revolving credit basis and at uncommitted competitive interest rates up to $150,000,000, totalling $300,000,000. The proceeds of all such borrowings will be used to provide working capital and for other general corporate purposes.

    Note 5: Common Stock and Calculation of Earnings Per Share

    At March 31, 1994 and  1993, there were 59,351,610 and 57,029,347 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the respective periods adjusted for outstanding stock options. Fully diluted earnings per share calculation for March 31, 1993 was based on the assumption that all outstanding preferred stock was converted into common stock and the preferred dividends on these shares were eliminated.

                                            Three Months Ended
                                                March 31,
    Average Shares Outstanding                1994          1993
                                             --------------------
    Common and common equivalents           59,773,756     57,343,381

    Fully diluted                           59,773,756     59,726,092




     Note 6: Mergers and Acquisitions

                                                                                       Financia
                                         Date of           Total Assets        Reporting
    ($ in thousands)                   Acquisition           Acquired            Value       ________________

    Citizens Federal Bank
         (Illinois Branches)           August 26, 1993             498,000          $  19,902
    Kewanee Investing Company, Inc.      April 1, 1993              28,700              3,982




    Note 7:  Pending Acquisition

    On April 15, 1994, First of America entered into a definitive agreement to acquire First Park Ridge Corporation, a $323 million in assets bank holding company based in Park Ridge, Illinois. It is anticipated First Park Ridge's 65,139 common shares will be exchanged tax-free for shares of First of America Common Stock. The exchange ratio and the number of shares issued will be based on the average price of First of America Common Stock over the period of 20 consecutive trading days ending on the tenth day prior  to  the effective  date,  with the  transaction  having an indicated value of $80 million. First of America intends to account for the acquisition as a purchase and repurchase a substantial portion of the shares to be issued in the transaction. The acquisition, subject to approval by First Park Ridge's shareholders and regulatory authorities, is expected to be completed by the end of 1994, with the merger of First Park Ridge's subsidiary banks into First of America Bank - Northeast Illinois, N.A.


    Note 8:  Subsequent Event

    On April 15, 1994, First of America acquired the Florida offices of Goldome Federal Savings Bank from the Resolution Trust Corporation. This acquisition allows First of America access to the rapidly expanding Florida market. First of America purchased assets and assumed liabilities, including approximately $390 million in deposits and 36 full banking offices in ten counties of southern Florida.

    On May 1, 1994, First of America completed the acquisition of LGF Bancorp, Inc. ("LGF") and its principal subsidiary, LaGrange Federal Savings & Loan Association, based in LaGrange, Illinois. Each share of LGF common stock was converted into 0.8754 share of First of America Common Stock and each certain option rights to purchase LGF common stock were each converted into 0.6322 share of First of America Common Stock. This transaction resulted in the issuance of 1,645,585 shares of First of America Common Stock. The transaction was accounted for as a purchase. At March 31, 1994, LGF had total assets of $408 million.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                      AND RESULTS OF
     Summary:    The following  table sets  forth  the  period to period changes in the principal  items included  in  the  consolidated  statement  of  income  for  the  three
     months ended March  31,  1994  compared  to  the  corresponding  1993 period.   The
     bracketed amounts represent decreases.



                                                                        Three Months Ended
                                                                     March 31,

     ($ in thousands)                                                     1994  vs  1993
                                                                      Change         Percent

     Interest and fee income on loans                                $ (8,929)         (2.9)%
     Interest income on investments                                    (5,237)          (7.2)
     Interest income on federal funds sold and
        other short term investments                                     (492)         (41.0)
          Total interest income                                       (14,658)          (3.9)

     Interest expense on deposits                                     (24,113)         (16.2)
     Interest expense on borrowed funds                                 2,930           37.2

          Total interest expense                                      (21,183)         (13.5)
     Net interest income                                                6,525            3.0

     Provision for loan losses                                         (3,165)         (13.3)
     Non-interest income                                                4,834            6.7

     Non-interest expense                                              12,445            6.7
         Income before tax expense                                      2,079            2.5

     Applicable income tax expense                                      2,357            9.6
         Net income                                                   $  (278)         (0.5)%





                                HIGHLIGHTS

    Net income for the first quarter was $58.3 million, or $0.98 per fully diluted share, compared with $58.5 million, or $0.98 per fully diluted share a year ago.

    Return on average assets for  the quarter was 1.13 percent versus
    1.19 percent a year ago. The increase in non-interest expense offset the reduction in the provision for loan losses due to improving asset quality and growth in non-interest income. Return on average equity, also lower for the quarter-to-quarter comparison, was 15.47 percent versus 17.54 percent in the first quarter of 1993.

    Total assets were $21.2 billion, up 5.0 percent from a year ago. Total loans increased 6.1 percent from the year ago quarter. The largest growth was seen in the consumer portfolio which increased
    22.0 percent over a year ago. Included in this group are indirect installment loans, up 22.2 percent, direct installment loans, up
    22.3 percent, and credit cards which increased 21.9 percent. The other component of this portfolio, other consumer revolving loans, decreased 8.2 percent over a year ago.

                             INCOME ANALYSIS
           FIRST QUARTER 1994 COMPARED WITH FIRST QUARTER 1993

    Net interest income (FTE) increased 2.6 percent, over the prior year's quarter, due to the 4.6 percent increase in average earning assets. The net interest margin for the first quarter of 1994 was 4.81 percent versus 4.92 percent a year ago. The quarter's margin did, however, represent an increase over the fourth quarter of 1993 margin of 4.77 percent, as First of America was able to reprice the deposits acquired from Citizens Federal in line with the company's current liability structure. Tables 1 and 2 summarize the yields on earning assets and rates paid on interest-bearing liabilities and the impact that changes in rates and volumes have had on net interest income for the first quarter of 1994 versus the first quarter 1993 and the fourth quarter of 1993.

    The provision for loan losses was down 13.3 percent, compared with the 1993 quarter in response to improving asset quality. One indicator of asset quality, net charge-offs as a percent of average loans, was 0.41 percent compared with 0.69 percent reported in the year ago quarter. The current quarter's ratio of
    0.41 percent represented the lowest quarterly figure reported over the last three years. The largest area of improvement was in commercial loan charge-offs, which decreased 53.6 percent or $4.6 million. Charge-offs and recoveries by type are detailed in Table 3.

    Total non-interest income continued its steady growth, up 6.7 percent from last year. Trust and financial services income, the largest component of non-interest income, increased 9.2 percent to $20.3 million for the first quarter of 1994 versus $18.6 million for the first quarter of 1993. Sales of the Parkstone Mutual Funds were up 28 percent over a year ago, totalling $58.8 million for the quarter versus $46.0 million.

    Service charges and gains on the sale of investment securities both remained relatively flat in the quarter-to-quarter comparison, increasing 1.1 percent and 3.8 percent, respectively.

    Other components of non-interest income continued to show growth. Credit card fees increased 11.4 percent versus a year ago, as the credit card portfolio increased 21.9 percent in the year-to-year comparison. The total number of credit cards serviced increased to 1.9 million, or 30.0 percent from 1.5 million accounts at March 31, 1993. Credit cards outstanding, however, declined 8.2 percent annualized from year-end, following seasonal patterns within this portfolio.

    Gains on sale of residential mortgages was level over a year ago, contributing $.07 per fully diluted share for each quarter. The other component of mortgage banking revenue, servicing income, increased 16.1 percent as the residential mortgage servicing portfolio increased to $6.4 billion at March 31, 1994, up 11.8 percent over a year ago. Residential mortgage originations totalled $613 million for the quarter, an increase of 35.9 percent over the year ago quarter.

    Total non-interest expense increased from the year ago quarter to $197.9 million versus $185.4 million. A portion of the growth in non-interest expense can be attributed to initiatives and developmental costs incurred to promote long term growth in fee income. Examples of these intiatives include 53 percent growth in the mutual fund sales force over the last year and the acquisition of six mortgage origination offices located in North and South Carolina. As a percent of average assets, personnel costs increased to 2.03 percent versus 2.01 percent in the year ago quarter. Income tax expense also increased to 0.53 percent of average assets versus the 0.50 percent reported a year ago.

    The burden and efficiency ratios both increased over a year ago due to the increased expense levels. The burden ratio while higher than  a year  ago remained within  an acceptable  level at
    2.35 percent versus 2.32 percent. The efficiency ratio increased to 64.20 percent from 62.32 percent, yet First of America's long term goal for the efficiency ratio remains 60 percent or lower. The burden and efficiency ratio are shown in Table 4.

    Return on average assets (ROA) was 1.13 percent for 1994's first quarter versus 1.19 percent a year ago. Non-interest income grew to 1.49 percent of average assets, up three basis points from first quarter 1993, while non-interest expense increased to 3.84 percent of average assets, offsetting the positive non-interest income impact on ROA. The other components of ROA are shown in Table 4.


                  ASSET QUALITY AND CREDIT RISK PROFILE

    First of America's loan portfolio has no significant industry concentrations of credit, thereby minimizing credit risk exposure. Also minimizing credit risk are First of America's conservative lending policies and stringent loan review process. In addition, First of America's loan customers are largely individual homeowners and small to mid-sized businesses. At March 31, 1994, the loan portfolio was made up of residential mortgages (26.5 percent), consumer loans (36.0 percent), commercial mortgages (21.3 percent) and commercial loans (15.0 percent). Investor/developer loans, defined as loans for non-owner occupied real estate, were $1.4 billion, slightly more than 10 percent of total gross loans.

    Total non-performing assets, which include non-accrual loans, renegotiated loans and other real estate owned decreased $3.7 million from a year ago and $8.0 million from year end (see Table
    5). This reduction in non-performing assets, combined with lower net charge-offs for the current quarter, improved First of
    America's already strong asset quality ratios. Allowance coverage of non-performing loans increased to 152 percent at March 31, 1994 from 134 percent a year ago, while nonperforming assets as a percent of total assets also improved to 0.82 percent from 0.88 percent at March 31, 1993.


                FUNDING, LIQUIDITY AND INTEREST RATE RISK

    First of America continues to monitor and ensure appropriate interest rate risk, provide liquidity and avoid material deterioration in the market value of the investment securities portfolio through a centralized funds management division.

    Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital and the sale of assets. First of America relies primarily upon core deposits for its liquidity. At March 31, 1994, core deposits equalled 94.8 percent of total deposits.

    First of America entered into a 364-Day and Three-Year Competitive Advance and Revolving Credit Facility Agreements on March 25, 1994 with several lenders. Each of the agreements allows First of America to borrow on a standby revolving credit basis and at uncommitted competitive interest rates up to $150,000,000, totalling $300,000,000. The proceeds of all such borrowings will be used to provide working capital and for other general corporate purposes.

    First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest analysis every month using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data. The Asset and Liability Committees, which exist at each banking affiliate and at the consolidated level, review the analysis and as necessary, appropriate action is taken to maintain the net interest spread, even in periods of rapid interest rate movement.

    Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying financial instrument. The company becomes a principal in the exchange of interest payments with other parties and, therefore, is exposed to the loss of future interest payments should the counterparty default. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. First of America had outstanding interest rate swap agreements at March 31, 1994, totalling $522.3 million in notional amounts. This total included amounts of $125 million as a hedge against long term debt and the remainder as a hedge against certain deposits. First of America had no outstanding interest rate swap agreements at March 31, 1993. At December 31, 1993, First of America had interest swap agreements totalling $291.6 million in notional amounts, of which $125 million was a hedge against long term debt and the remainder against certain deposits.

    The difference between rate sensitive assets and liabilities is presented in Table 6. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models show that less than one percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk positions than the GAP tables.


                             CAPITAL STRENGTH

    Total shareholders' equity increased 11.1 percent to $1.5 billion at March 31, 1994, the result of earnings retention. The quarter-end balance also included a market value adjustment of $4.8 million, net of tax, in compliance with the Financial Accounting Standards Board's Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fully diluted book value per share rose to $25.69 from $23.11 primarily due to the retention of earnings.

    First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels which qualify as "well capitalized" based on regulatory guidelines. All twenty of First of America's depository affiliates were well capitalized at March 31, 1994. First of America's tier one risk based capital and tier one leverage ratios improved to 9.43 percent and 6.57 percent, respectively, due to the retention of earnings. The total risk based capital ratio, however, decreased to 11.78 percent from 11.80 percent. On February 7, 1994, First of
    America exercised the right to prepay its 9.25% Senior Notes totalling $21.4 million. The prepayment of this debt, which had previously qualified as tier two capital, and the increase in risk-weighted assets year over year combined to offset any earnings retention in the total risk based capital ratio.


                              IN CONCLUSION

    Management's long term goals for the company remain a return on assets of 1.25 percent or higher, an efficiency ratio of 60 percent or lower and a return on equity of between 17 percent and
    18 percent.   As a  result of first quarter earnings, which  were
    slightly lower than investment analysts' estimates, and the recently announced acquisitions in Florida and Illinois, current
    full  year  estimates  for  1994  earnings  per  share   made  by
    investment analysts who follow First of America were lowered to $4.25 to $4.60 versus the $4.40 to $4.70 estimated at year-end 1993.




                 CONSOLIDATED YIELDS (a)
                                              1994                             1993                           1992
                                             1stQtr.        4thQtr.    3rdQtr.        2ndQtr.    1stQtr.      4thQtr.
                                             Mar. 31        Dec. 31    Sept. 30      June 30     Mar. 31      Dec. 31

    Average Prime Rate (b)                        6.0 %         6.0          6.0          6.0         6.0         6.0

    EARNING ASSETS
    Money Market Investments                     2.95 %        3.37         2.94         2.88        3.09        3.39
    U.S. Government and agencies securities      5.45          5.40         5.68         5.83        6.12        6.18
    State and municipal securities               7.56          6.62         8.74         8.72        8.74        9.04
    Other securities                             6.40          8.29         8.29         8.04        6.82        7.71

       Total securities                          5.67          5.60         6.05         6.12        6.39        6.55

    Consumer loans                               9.29          9.50        10.11        10.45       10.71       10.86
    Commercial loans                             7.48          7.66         7.46         7.49        7.84        7.97
    Commercial real estate loans                 8.24          8.37         8.46         8.54        8.59        8.79
    Residential real estate loans                7.79          8.00         8.20         8.45        8.48        8.92

       Total loans                               8.39          8.53         8.88         9.04        9.11        9.31

    Total earning assets                         7.66 %        7.75         7.99         8.18        8.36        8.61

    INTEREST-BEARING LIABILITIES
    Time deposits:
       CD's - less than 12 months                4.28 %        4.53         4.63         4.68        4.72        4.80
       CD's - 12 months or more                  4.56          4.69         4.91         5.23        5.56        5.83
       CD's - $100,000 or more                   3.30          3.30         3.33         3.39        3.55        3.64
       Other time deposits                       5.02          5.10         5.32         5.35        5.62        5.71
    Other core deposits:
       Savings deposits and NOW                  1.55          1.76         2.09         2.23        2.38        2.57
       Money market savings and checking         2.17          2.28         2.44         2.53        2.66        2.71

          Total deposits                         3.24          3.41         3.58         3.72        3.90        4.05


    Short term borrowings                        3.38          3.22         3.25         3.14        3.42        3.25
    Long term debt                               7.02          6.78         6.81         7.37        8.42        8.58

       Total borrowed funds                      4.35          4.14         4.50         4.39        5.65        5.43

    Total interest-bearing liabilities           3.31 %        3.46         3.62         3.76        3.97        4.10

    NET INTEREST MARGIN
    Interest income to average earning           7.66 %        7.75         7.99         8.18        8.36        8.61
    Interest expense to average earning          2.85 %        2.98         3.13         3.26        3.44        3.56
    Net interest margin                          4.81 %        4.77         4.86         4.92        4.92        5.05

              (a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
              (b)  The First National Bank of Chicago corporate Base Rate.


                                                      FIRST OF AMERICA BANK CORPORATION
                                                       Analysis of Net Interest Income

                                            First Quarter 1994 Versus  First Quarter 1994 Versus
                                               First Quarter 1993          Fourth Quarter 1993

    ($ in thousands)                         Total    Change Due To      Total    Change Due To
    CHANGES IN RATE AND VOLUME              Change   Volume    Rate      Change  Volume    Rate
    INCREASE (DECREASE) :
    Interest Income
      Loans (FTE)                         $  (8,959)  16,027  (24,986)   (9,039)     862   (9,901)
      Taxable securities                     (4,212)  24,377  (28,589)   (1,134)  (1,242)     108
      Tax exempt securities (FTE)            (1,719)    (456)  (1,263)   (3,532)  (5,007)   1,475
      Money market investments                 (492)    (440)     (52)      376      419      (43)
        Total                               (15,382)  39,508  (54,890)  (13,329   (4,968)  (8,361)

    Interest Expense
      Interest-bearing deposits             (24,113)   1,401  (25,514)   (10,846) (1,547)   (9,299)
      Short term borrowings                   3,533    3,558      (25)      (490)    (713)     223
      Long term borrowings                     (603)     307     (910)      (313)    (375)      62
        Total                               (21,183)   5,266  (26,449)    (11,649  (2,635)  (9,014)

    Change in net interest income (FTE)   $   5,801   34,242  (28,441)     (1,680) (2,333)     653

    NOTE:   The change in income attributable to volume is calculated by multiplying the change in volume times the prior year's rate. The change in income attributable to rate is calculated by multiplying the change in rate times the prior year's volume.  Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.  Fully taxable equivalent income on certain tax exempt loans and securities is calculated using a 35% tax rate.

                SUMMARY OF LOAN LOSS EXPERIENCE
                   ($ in thousands)               1994                               1993                           1992
                                                 1st Qtr.      4th Qtr.     3rd Qtr.     2nd Qtr.    1st Qtr.      4thQtr.
                                                 Mar. 31        Dec. 31     Sept. 30     June 30      Mar. 31       Dec.

    ALLOWANCE FOR LOAN LOSSES
    Balance, at beginning of period           $    188,664      186,579      181,729      177,511      176,793       176,475

    Provision charged against income                20,608       20,386       20,526       20,029       23,773        21,028

    Allowance of acquired (sold) banks                   --           --        (203)         253            --            --

    Recoveries:
       Commercial                                    1,213        1,707        2,762        2,209        2,014         2,359
       Commercial mortgage                             862          744          379          635          465           173
       Residential mortgage                             75          126           92          105           69            59
       Consumer installment                          4,804        4,521        4,235        5,283        4,048         4,589
       Consumer revolving                            1,719        1,592        1,740        1,938        1,199         1,272
           Total recoveries                          8,673        8,690        9,208       10,170        7,795         8,452

    Charge-offs:
       Commercial                                    3,938        3,690        2,933        4,646        8,495         6,504
       Commercial mortgage                           1,199        2,584        2,620        2,101        1,760         2,472
       Residential mortgage                            245          275          233          287          679           368
       Consumer installment                          8,410        9,922        8,534        9,182       10,138        10,946
       Consumer revolving                            9,408       10,520       10,361       10,018        9,778         8,872

          Total charge-offs                         23,200       26,991       24,681       26,234       30,850        29,162

    Net charge-offs                                 14,527       18,301       15,473       16,064       23,055        20,710

    Balance, at end of period                 $    194,745      188,664      186,579      181,729      177,511       176,793

    Average loan outstanding (net of
       unearned income)                       $ 14,292,647    14,252,372   13,924,461   13,757,416   13,558,214   13,685,672

    CHARGE-OFFS AND RECOVERIES RATIOS

    Net charge-offs to average loans (a)              0.41 %       0.51         0.44         0.47         0.69          0.61
    Net charge-offs to period end allowance          30.25 %      38.48        32.90        35.45        52.67         46.86
    Earnings coverage of net charge-offs              7.28 x       6.07         6.90         6.60         4.63          4.17
    Recoveries to total charge-offs                  37.38 %      32.20        37.31        38.77        25.27         28.98
    Provision to average loans (a)                    0.58 %       0.57         0.58         0.58         0.71          0.61
    Allowance to total period end loans               1.35 %       1.31         1.32         1.31         1.31          1.29


    (a)  Annualized


                                            ALLOWANCE FOR LOAN LOSS SUMMARY
    At December 31,                                1993          1992         1991         1990        1989          1988

    Balance, at beginning of period           $    176,793      174,882      137,012      126,175      133,609       127,453

    Provision charged against income                84,714       78,809       71,030       44,782       43,805        37,601
    Allowance of acquired/(sold) banks                  50         (372)      27,094       11,185        2,324         8,045
    Recoveries                                      35,863       33,640       30,280       28,470       27,728        25,235
    Less:  Charge-offs                             108,756      110,166       90,534       73,600       81,291        64,725

    Balance, at end of period                 $    188,664      176,793      174,882      137,012      126,175       133,609




                 MEASUREMENT OF ASSET QUALITY
                  ($ in thousands)
                                             1994                            1993                           1992
                                            1st Qtr.      4th Qtr.     3rd Qtr.     2nd Qtr.    1st Qtr.   4thQtr.
                                             Mar 31        Dec 31        Sep 30      Jun 30      Mar 31     Dec 31

    NON-PERFORMING ASSETS
    Non-accrual loans:
       Commercial                         $    26,485       28,483       22,340       24,356       19,613        26,663
       Commercial mortgage                     76,911       76,129       70,581       65,086       73,697        79,464
       Residential mortgage                    13,469       15,727       15,678       17,242       18,642        18,950
       Revolving mortgage                         331           71           99           88          257           422
       Consumer installment                     1,121          776        1,533          804          588         1,103
       Consumer revolving                           --           --           --           --          13            17

          Total non-accrual loans         $   118,317      121,186      110,231      107,576      112,810       126,619

    Renegotiated loans:
       Commercial                         $       477          257          302          382          480           859
       Commercial mortgage                      8,303        9,272        9,087       11,527       17,310        17,643
       Residential mortgage                     1,106        1,350          431           69            --        2,038
       Revolving mortgage                           --           --       1,360            --           --          129
       Consumer installment                         --           --           --          59          162             --
       Consumer revolving                           --           --           --           --       1,234             --

          Total renegotiated loans        $     9,886       10,879       11,180       12,037       19,186        20,669


    Total non-performing loans            $   128,203      132,065      121,411      119,613      131,996       147,288

    Other real estate owned               $    46,417       50,595       50,486       53,950       46,321        48,699

    Total non-performing assets           $   174,620      182,660      171,897      173,563      178,317       195,987

    Loans past due 90 days or more:
       Commercial                         $     2,756        2,351        4,688        9,505        1,688         2,209
       Commercial mortgage                     10,289        4,589       17,895       12,565        5,199         4,756
       Residential mortgage                     8,955        8,951        7,901        7,192        5,738         7,239
       Revolving mortgage                         521          611          496          416           74            70
       Consumer installment                     1,093        1,683        2,132        1,537        1,214         1,598
       Consumer revolving                       4,980        5,277        4,477        5,313        4,908         5,015

          Total loans past due 90         $    28,594       23,462       37,589       36,528       18,821        20,887

    ASSET QUALITY RATIOS

    Non-performing assets as a % of total        0.82 %       0.86         0.82         0.85         0.88          0.97
    Non-performing assets as a % of
        total loans + OREO                        1.21 %       1.26         1.21         1.25         1.31          1.42
    Allowance coverage of non-performing        151.90 %     142.86       153.68       151.9

    NONPERFORMING ASSET SUMMARY

    At December 31,                           1993          1992         1991         1990        1989          1988
    Non-accrual loans                     $   121,186      126,619      116,995       76,533       55,556        51,071
    Renegotiated loans                         10,879       20,669       16,837       12,234        4,762        14,289
    Other real estate owned                    50,595       48,699       34,601       17,620       16,759        24,519

    Total non-performing assets           $   182,660      195,987      168,433      106,387       87,077        89,879

    Loans past due 90 days or more        $    23,462       20,887       32,499       31,380       20,901        20,084



                   FIRST OF AMERICA BANK CORPORATION        Interest Rate Sensitivity              March 31, 1994
                                             0 to          0 to         0 to          0 to          0 to
                                           30 Days       60 Days       90 Days      180 Days      365 Days
    ($ in millions)
    Assets:
      Other earning assets            $           68           68            68            68            68
      Investment securities                      296          423           601         1,050         1,702
      Loans, net of unearned income            4,466        4,898         5,270         6,224         7,999
        Total rate sensitive assets   $        4,830        5,389         5,939         7,342         9,769
    (RSA)
    Liabilities and equity:
      Money market type deposits      $        1,253        1,733         1,818         1,825         1,825
      Other core savings and time deposits     1,123        2,300         3,100         4,833         6,194
      Negotiated deposits                        454          625           750           846           924
      Borrowings                               1,032        1,043         1,045         1,048         1,112
        Total rate sensitive          $        3,862        5,701         6,713         8,552        10,055
    liabilities (RSL)
    Off balance sheet                           (349)        (444)         (444)         (449)         (419)
    GAP (RSA - RSL)                   $          619         (756)       (1,218)       (1,659)         (705)
    RSA divided by RSL                        125.06%       94.53%        88.47%        85.85%        97.16%
    GAP divided by equity                      40.59       -49.57        -79.87       -108.79        -46.23
    RSA divided by total assets                22.77        25.40         28.00         34.61         46.05
    RSL divided by total assets                18.20        26.87         31.64         40.31         47.40
    GAP divided by total assets                 2.92        -3.56         -5.74         -7.82         -3.32



                       PART II - OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K

              a)   Exhibits

                   (10)  Material Contracts

                   A copy of the $150,000,000  364-Day Competitive Advance
                   and Revolving   Credit   Facility   Agreement among the
                   Registrant and the lenders listed in schedule 2.01 thereto, dated March 25, 1994, is filed herewith.

                   A copy of the $150,000,000 Three-Year Competitive Advance
                   and Revolving   Credit   Facility    Agreement  among the
                   Registrant and the lenders listed in schedule 2.01 thereto, dated March 25, 1994, is filed herewith.


              (11) Statement  regarding  computation  of  per  share
                   earnings.

                   The computation of primary and fully diluted earnings per share is described in Note 4 to the Consolidated Financial Statements in this report.

              b)   Reports on Form 8-K

                   No  reports  on   Form  8-K  were  filed   by  the
                   Registrant during the three months ended March 31, 1994.

                       PART II - OTHER INFORMATION
                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FIRST OF AMERICA BANK CORPORATION
                                          REGISTRANT





    Date:  May 6, 1994            /s/ Thomas W. Lambert
                                  Thomas W. Lambert
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)