Form 10-Q
period 1994-06-30
FIRST OF AMERICA BANK CORP /MI/
filed 1994-08-12
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                                     Commission File No.
         June 30, 1994                                             1-10534


                          FIRST OF AMERICA BANK CORPORATION
               (Exact name of Registrant as specified in its Charter)


                Michigan                              38-1971791
    (State or other jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


    211 South Rose St., Kalamazoo, Michigan                49007
    (Address of principal Executive Offices)             (Zip Code)


    Registrant's telephone number, including
    area code                                         616-376-9000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes      X                                                  No



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at July 31, 1994

    Common Stock, $10 Par Value                 58,612,956

                                 FIRST OF AMERICA BANK CORPORATION                                     Consolidated Balance Sheet
                                                                   June 30,      December 31,
                                                                     1994            1993     ($ in thousands)
                                                                 ------------    ------------
    ASSETS

    Cash and due from banks                                      $   889,900          903,517
    Federal funds sold and other short term investments               59,985           74,909
    Securities:
          Held to maturity, market value of $3,031,608 at
              June 30, 1994 and $1,872,326 at December 31, 1993    3,113,702        1,856,623
          Available for sale, amortized cost of $2,977,836 at
              June 30, 1994 and $3,212,687 at December 31, 1993    2,950,705        3,261,481
    Loans (net of unearned income):
          Consumer                                                 5,572,862        5,062,173
          Commercial                                               2,226,142        2,148,663
          Commercial real estate                                   3,143,184        2,902,549
          Residential real estate                                  4,206,142        3,914,914
          Loans held for sale, market value of $70,850 at
              June 30, 1994 and $368,846 at December 31, 1993         70,837          365,856
                                                                 ------------    ------------
              Total loans                                         15,219,167       14,394,155
          Less:  Allowance for loan losses                           204,465          188,664
                                                                 ------------    ------------
              Net loans                                           15,014,702       14,205,491

    Premises and equipment, net                                      454,449          432,256
    Other assets                                                     594,033          496,194
                                                                 ------------    ------------
              Total assets                                       $23,077,476       21,230,471
                                                                 ============    ============
    LIABILITIES AND SHAREHOLDERS' EQUITY

    LIABILITIES

    Deposits:
          Non-interest bearing                                   $ 2,690,516        2,682,621
          Interest bearing                                        16,431,732       15,561,082
                                                                 ------------    ------------
              Total deposits                                      19,122,248       18,243,703


    Securities sold under repurchase agreements                    1,070,496          664,531      Short term borrowings
    Short term borrowings                                            742,373          330,047
    Long term debt                                                   410,689          254,193
    Other liabilities                                                210,129          214,560
                                                                 ------------    ------------
              Total liabilities                                   21,555,935       19,707,034
                                                                 ------------    ------------
    SHAREHOLDERS' EQUITY

    Common equity                                                  1,521,541        1,523,437
                                                                 ------------    ------------
              Total liabilities and shareholders' equity         $23,077,476       21,230,471
                                                                 ============    ============

    See accompanying notes to consolidated financial statements.


                                     FIRST OF AMERICA BANK CORPORATION
                                     Consolidated Statements of Income
                                               (Unaudited)
                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                   --------------------        --------------------
    ($ in thousands)                                1994          1993           1994         1993
                                                  ---------    ---------      ---------    ---------
    INTEREST INCOME
         Loans and fees on loans                  $306,190       305,904       600,889     609,532
         Investment securities                      80,987        75,979       148,019     148,248
         Other interest income                         487           373         1,196       1,574
                                                  ---------    ---------      ---------    ---------
                       Total interest income       387,664       382,256       750,104     759,354
                                                  ---------    ---------      ---------    ---------
    INTEREST EXPENSE
           Deposits                                133,434       144,417       258,088     293,184
           Short term borrowings                    13,477         5,113        19,651       7,754
           Long term debt                            5,963         5,031        10,594      10,265
                                                  ---------    ---------      ---------    ---------
                       Total interest expense      152,874       154,561       288,333     311,203
                                                  ---------    ---------      ---------    ---------
    NET INTEREST INCOME                            234,790       227,695       461,771     448,151
    Provision for loan losses                       22,501        20,029        43,109      43,802
                                                  ---------    ---------      ---------    ---------
         NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES   212,289       207,666       418,662     404,349
                                                  ---------    ---------      ---------    ---------
    NON-INTEREST INCOME
         Service charges on deposit accounts        22,292        21,687        42,600      41,780
         Trust and financial services income        20,657        19,637        40,970      38,239
         Investment securities transactions, net     1,216         2,470         8,715       9,692
         Other operating income                     25,650        25,644        54,131      51,494
                                                  ---------    ---------      ---------    ---------
                       Total non-interest income    69,815        69,438       146,416     141,205
                                                  ---------    ---------      ---------    ---------
    NON-INTEREST EXPENSE
         Personnel                                 108,873       101,915       213,495     200,605
         Occupancy, net                             14,504        13,023        29,840      27,244
         Equipment                                  13,758        13,138        26,763      26,636
         Outside data processing                     4,691         3,844         8,950       7,425
         Amortization of intangibles                 4,049         2,051         6,610       4,098
         Other operating expense                    58,525        57,128       116,600     110,504
         Total non-interest expense                204,400       191,099       402,258     376,512
                                                  ---------      ---------    ---------
    INCOME BEFORE TAXES                             77,704        86,005       162,820     169,042
    Income tax expense                              24,500        26,383        51,296      50,822
                                                  ---------    ---------      ---------    ---------
    NET INCOME                                    $ 53,204        59,622       111,524     118,220
                                                  =========    =========      =========    =========

    PER COMMON AND COMMON
         EQUIVALENT SHARE

         Primary                                      0.88          1.01           1.86        2.00
         Fully Diluted                                0.88          1.00           1.86        1.98

    See accompanying notes to consolidated financial statements.


                                     FIRST OF AMERICA BANK CORPORATION                                          Statements of Cash F
                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               ---------------------
    ($ in thousands)                                                             1994         1993
                                                                              ----------    ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $  111,524      118,220
          Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                       22,078       18,825
             Provision for loan losses                                           43,109       43,802
             Provision for deferred taxes                                          (962)        (858)
             Amortization of intangibles                                          6,610        4,098
             (Gain) loss on the sale of securities available for sale            (8,715)          --
             (Gain) loss on securities held for sale                                 --       (9,692)
             (Gain) loss on the sale of mortgage loans held for sale             (8,036)     (12,134)
             (Gain) loss on the sale of other assets                               (100)        (246)
             Proceeds from the sales of mortgage loans held for sale            764,448           --
             Net other decrease (increase) in mortgage loans held for sale     (461,393)    (184,968)
             Net decrease (increase) in securities held for sale                     --      900,660
             Proceeds from the sale of securities available for sale          1,256,745           --
             Proceeds from the maturities of securities available for sale      600,761           --
             Purchases of securities available for sale                      (1,426,457)          --
          Change in assets and liabilities net of acquisitions:
             (Increase)decrease in interest and other
                  income receivable                                              25,919      (22,159)
             (Increase)decrease in other assets                                  26,085      175,574
             Increase(decrease) in taxes payable                                 (7,866)      10,779
             Increase(decrease) in interest and
                  other expense payable                                         (10,940)      44,881
             Increase(decrease) in other liabilities                            (47,669)     (59,269)
                                                                             ----------    ---------
          NET CASH FROM OPERATING ACTIVITIES                                    885,141    1,027,513
                                                                             ----------    ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sales of investment securities                               --           --
          Proceeds from maturities of investment securities                     258,041      337,548
          Purchases of investment securities                                 (1,533,748)  (1,636,479)
          Proceeds from sales of loans                                               --           --
          Net other (increase) decrease in loans & leases                      (922,462)      37,531
          Premises and equipment purchased                                      (42,638)     (31,466)
          Proceeds from the sale of premises and equipment                        2,071          491
          (Acquisition)/Sale of affiliates, net of cash acquired                319,316        1,039
                                                                             ----------    ---------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                          (1,919,420)  (1,291,336)
                                                                             ----------    ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
          Net increase(decrease) in short term deposits                         134,108     (128,913)
          Net increase(decrease) in time deposits                                35,105      (57,618)
          Net increase(decrease) in short term borrowings                       818,291      401,424
          Proceeds from issuance of long term debt                              231,000      102,475
          Repayments of long term debt                                          (74,504)     (64,925)
          Proceeds from issuance of common stock                                    177          542
          Payments for purchase and retirement of common stock                  (75,896)        (112)
          Dividends paid                                                        (47,619)     (42,851)
                                                                             ----------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,020,662      210,022
                                                                             ----------    ---------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (13,617)     (53,801)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            903,517      918,960
                                                                             ----------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  889,900     (865,159)
                                                                             ==========    =========
    See accompanying notes to consolidated financial statements.


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


    Note 2: Non-Performing Assets

                                               June 30,
                                      ---------------------------


    (in thousands)                        1994            1993
                                      -----------      ----------


    Non-accrual loans                     $ 116,103       107,576

    Restructured loans                        9,686        12,037

    Other real estate owned                  42,467        53,950
                                       ------------     ---------
    Non-performing assets                 $ 168,256       173,563
                                      =============    ==========




     Note 3: Allowance for Loan Losses
                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                           ---------------------       --------------------

     (in thousands)                          1994         1993          1994          1993      ______________
                                           -------       -------       -------      -------

     Balance, beginning of period          $194,745      177,511        188,664      176,793
     Provision charged against income        22,501       20,029         43,109       43,802

     Recoveries                               9,632       10,170         18,305       17,965

     Loans charged off                     (24,607)     (26,234)       (47,807)     (57,084)
     Allowance of acquired banks              2,194          253          2,194          253
                                            -------      -------        -------     --------

     Balance, end of period                $204,465      181,729        204,465      181,729
                                           ========     ========       ========     ========



    Note 4: Borrowings

    First of America entered into 364-Day and Three-Year Competitive Advance and Revolving Credit Facility Agreements on March 25, 1994 with several lenders. Each of the agreements allows First of America to borrow on a standby revolving credit basis and uncommitted competitive advance basis up to $150,000,000, totalling $300,000,000. The proceeds of all such borrowings will be used to provide working capital and to support other general corporate purposes.

    Note 5: Common Stock and Calculation of Earnings Per Share

    At June 30, 1994 and 1993, there were 59,171,456 and 57,134,965 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the respective periods adjusted for outstanding stock options. The fully diluted earnings per share calculation for June 30, 1993 was based on the assumption that all outstanding preferred stock was converted into common stock and the preferred dividends on these shares were eliminated.



                                          Three Months Ended             Six Months Ended
                                       ------------------------     -------------------------

                                          1994          1993           1994           1993
                                        ---------    ----------     ----------     ----------

    Average Shares Outstanding

    Common and common equivalents   60,141,900     57,448,318     59,957,182     57,393,456
    Fully diluted                   60,141,900     59,738,075     59,957,182     59,751,111



    Note 6: Mergers and Acquisitions



    ($ in thousands)                      Date of         Total Assets       Financial
                                        Acquisition         Acquired      Reporting Value
                                      ----------------     -----------    --------------

    LGF Bancorp, Inc.                May 1, 1994            $410,000             61,902

    Goldome Federal Savings Bank     April 15, 1994          377,000             58,380
    (Florida offices)
    Citizens Federal Bank            August 26, 1993         498,000             19,902
    (Illinois offices)

    Kewanee Investing Company, Inc.  April 1, 1993            28,700              3,982





    Note 7:  Pending Acquisitions

    On April 15, 1994, First of America entered into a definitive agreement to acquire First Park Ridge Corporation, a $323 million in assets bank holding company based in Park Ridge, Illinois. First Park Ridge's 65,139 common shares will be exchanged tax-free for shares of First of America Common Stock. The exchange ratio and the number of shares issued will be based on the average price of First of America Common Stock over the period of 20 consecutive trading days ending on the tenth day prior to the effective date, with the transaction having an indicated value of $80 million. First of America intends to account for the acquisition as a purchase and repurchase a substantial portion of the shares to be issued in the transaction. The acquisition, subject to approval by First Park Ridge's shareholders and regulatory authorities, is expected to be completed by October 1, 1994, with the merger of First Park Ridge's subsidiary banks into First of America Bank - Northeast Illinois, N.A.

    On June 14, 1994, First of America entered into a definitive agreement to acquire F&C Bancshares, Inc., a $406 million in assets savings and loan holding company based in Port Charlotte, Florida. F&C Bancshares' 3,242,209 common shares will be exchanged tax-free for shares of First of America Common Stock. The exchange ratio will equal $23.25 divided by the average closing price of First of America Common Stock during the last 15 trading days immediately prior to, but not including, the third business day before the completion of the transaction. However, the exchange ratio will not exceed .6436 and will not be less than .5519. Based on the current market price of First of America Common Stock, the transaction has an indicated value of $75 million. First of America intends to account for the acquisition as a pooling of interests. The acquisition, subject to approval by F&C Bancshares' shareholders and regulatory authorities, is expected to be completed by the end of 1994, and will include the merger of F&C Bancshare's subsidiary, First Federal Savings Bank of Charlotte County, into First of America bank - Florida, FSB. Concurrently with the execution of the definitive agreement, First of America and F&C Bancshares executed a Warrant Agreement pursuant to which F&C Bancshares issued a Warrant to First of America entitling First of America to purchase up to 648,400 shares of F&C Bancshares common stock upon the occurence of certain events set forth in the Warrant Agreement.

    Effective on June 28, 1994, First of America entered into a definitive agreement to acquire Presidential Holding Company, a $224 million in assets savings and loan holding company based in Sarasota, Florida. Presidential's 716,188 common shares will be exchanged tax-free for shares of First of America Common Stock. The exchange ratio will equal $33.25 divided by the average closing price of First of America Common Stock during the last 15 trading days immediately prior to, but not including, the third business day before the completion of the transaction. However, the exchange ratio will not exceed .9837 and will not be less than .8735. Based on the current market price of First of America Common Stock, the transaction has an indicated value of $24 million. First of America intends to account for the acquisition as a pooling of interests. The acquisition, subject to approval by regulatory authorities, is currently expected to be completed by year-end 1994 or early in 1995, with the merger of Presidential's subsidiary, Presidential Bank, F.S.B., into First of America Bank - Florida, F.S.B.


    Note 8:  Subsequent Events

    On July 26, 1994, First of America issued $200 million in 7-3/4% Subordinated Notes. The Subordinated Notes are not subject to redemption prior to maturity and qualify as Tier II capital under the Federal Reserve Board's Capital Guidelines.



                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                                         AND RESU
                 The following table sets forth the period to period changes in the  principal items included in the consolidated statement of income for the three months and six months ended June 30, 1994 compared to the corresponding 1993 periods.  The bracketed amounts represent decreases.
                                                     Three Months Ended          Six Months Ended
                                                    --------------------       --------------------
                                                          June 30,                   June 30,
    ($ in thousands)                                    1994 vs 1993               1994 vs 1993
                                                    --------------------       --------------------
                                                     Change      Percent       Change     Percent
                                                    ---------   ---------     ---------  ---------
    Interest and fee income on loans                 $   286         0.1 %    $ (8,643)      (1.4) %
    Interest income on investments                     5,008         6.6          (229)      (0.2)
    Interest income on federal funds sold and
                 other short term investments            114        30.6          (378)     (24.0)
                                                   ---------    ---------    ---------   ---------
                 Total interest income                 5,408         0.1        (9,250)      (1.2)
                                                   ---------    ---------    ---------   ---------
    Interest expense on deposits                     (10,983)       (7.6)      (35,096)     (12.0)
    Interest expense on borrowed funds                 9,296        91.6        12,226       67.9
                                                   ---------    ---------    ---------   ---------
    Total interest expense                            (1,687)       (1.1)      (22,870)      (7.3)
                                                   ---------    ---------    ---------   ---------
    Net interest income                                7,095       (18.8)       13,620        3.0
    Provision for loan losses                          4,623        12.3          (693)      (1.6)
    Non-interest income                                  377         0.5         5,211        3.7
    Non-interest expense                              13,301         7.0        25,746        6.8
                                                   ---------    ---------    ---------   ---------
    Income before tax expense                         (8,301)       (9.7)       (6,222)      (3.7)
    Applicable income tax expense                     (1,883)       (7.1)          474        0.9
                                                   ---------    ---------    ---------   ---------
    Net income                                      $ (6,418)      (10.8)%    $ (6,696)      (5.7) %
                                                   =========    =========    =========   =========





    On April 15, 1994, First of America acquired the 36 Florida offices and $375 million in deposits of Goldome Federal Savings Bank ("Goldome") from the Resolution Trust Corporation. First of America also completed the acquisition of LGF Bancorp, Inc. ("LGF"), a $410 million in asset thrift holding company on May 1, 1994. Because both acquisitions were accounted for as purchases, the following information and the accompanying financial statements, included elsewhere in this report, include their operations from the date of acquisition. Additional information concerning First of America's acquisitions which occurred during 1993 and 1994 is presented in Note 6 of the Notes to Consolidated Financial Statements, included elsewhere in this report.



    HIGHLIGHTS

    Net income for the second quarter was $53.2 million, or $0.88 per fully diluted share, compared with $59.6 million, or $1.00 per fully diluted share a year ago. Affecting net income were a lower net interest margin (4.65 percent versus 4.92 percent), $3.9 million of costs for business line development and $5.7 million of costs related to the operations of recent acquisitions. Net income was also negatively impacted for the quarter by lower gains on sales of securities and loans.

    Return on average assets for the quarter was 0.96 percent versus
    1.17 percent a year ago. Return on average equity, also lower for the quarter-to-quarter comparison, was 13.92 percent versus
    17.16 percent in the second quarter of 1993.

    Total assets were $23.1 billion, up 12.7 percent from a year ago. Total loans increased 9.6 percent from the year ago quarter with asset quality measures continuing to improve. Total deposits also increased over a year ago, up 7.0 percent. These year over year increases were in part due to the acquisitions of Goldome deposits and LGF. Excluding acquisitions, loans and deposits increased 8.5 percent and 3.0 percent, respectively.


    INCOME ANALYSIS
    SECOND QUARTER AND YEAR-TO-DATE COMPARISON

    Net interest income (FTE) increased 2.5 percent over the second quarter and year-to-date periods a year ago. The increase was primarily the result of a higher level of average earning assets, up 8.3 percent quarter-to-quarter and 6.5 percent year-to-year. The increased earning assets offset the lower net interest margin recorded for both periods. The net interest margin for the second quarter of 1994 was 4.65 percent versus 4.92 percent a year ago, also down from the 4.81 percent reported for the first quarter of 1994. The acquisitions mentioned previously added approximately $750 million in higher priced thrift deposits to the balance sheet, lowering the current quarter's margin by 7 basis points and the year-to-date margin by 4 basis points. Also impacting the current net interest margin was the repricing of a substantial portion of the credit card portfolio. The year-to-date margin was 4.73 percent versus 4.92 percent last year. Tables 1 and 2 summarize the yields on earning assets and rates paid on interest-bearing liabilities and the impact that changes in rates and volumes have had on net interest income for the second quarter of 1994 versus the second quarter of 1993 and the first quarter of 1994.

    The provision for loan losses was up 12.3 percent compared with the 1993 quarter in support of the higher level of loans on the balance sheet. Even with the higher level of loans, First of America's net charge-offs were lower than both the quarterly and year-to-date totals reported in 1993. Net charge-offs as a percent of average loans were 0.41 percent compared with 0.47 percent reported in the year ago quarter. This ratio also improved in the year-to-date comparison, decreasing to 0.41 percent from 0.58 percent. Charge-offs and recoveries by type are detailed in Table 3.

    Total non-interest income increased slightly in the quarter-to-quarter comparison and increased 3.7 percent in the year-to-year comparison. The current periods included lower levels of gains on the sales of securities and loans. Excluding the combined impact of these gains, which totalled $3.2 million and $16.8 million for the quarter and year-to-date periods of 1994 versus $8.2 million and $21.8 million a year ago, non-interest income would have increased 8.9 percent and 8.6 percent for the respective periods.

    Trust and financial services income increased 5.2 percent, to $20.7 million versus $ 19.6 million a year ago. Year-to-date, trust and financial services income was up 7.1 percent to $41.0 million. The increase in traditional trust income of 8.7 percent for the quarter over quarter comparison offset the 2.2 percent decline in other financial services income. Year-to-date, however, both components of trust income were up, increasing 7.4 percent and 6.5 percent, respectively.

    Service charges on deposit accounts increased 2.8 percent for the quarter-to-quarter comparison and were up 2.0 percent for the year-to-date comparison. Credit card fees increased 9.1 percent and 10.2 percent, respectively, for the same period comparisons. Growth in credit card fees continued to follow the increased outstandings in the portfolio, which were up 24.9 percent to $1.2 billion from a year ago. Mortgage banking revenue was down 42.3 percent and 19.9 percent for the comparable periods. The primary reason for this decrease was the reduction in residential mortgage loan sale gains, which totalled $1.9 million and $8.0 million for the 1994 quarter and year-to-date periods versus $5.8 million and $12.1 million a year ago, respectively. Mortgage servicing income, however, increased 40.4 percent and 27.8 percent over the 1993 comparable periods. This trend follows the growth in the servicing portfolio, which reached $6.8 billion at June 30, 1994 versus $5.6 billion at June 30, 1993.

    Total non-interest expense increased from both the 1993 quarter and year-to-date periods, up 7.0 percent and 6.8 percent, respectively. The primary reasons for these increases are new initiatives and developmental costs incurred to promote long term growth in fee income and the added operations from acquisitions. As a percent of average assets for the quarter, non-interest expense was 3.69 percent compared with 3.75 percent for the second quarter of 1993.


    The burden and efficiency ratios increased over both the 1993 periods. Lower reported gains on the sales of securities and loans plus the growth in non-interest expenses contributed to the deterioration of these ratios. The burden ratio was 2.43 percent and 2.39 percent for the quarter and year-to-date periods versus
    2.39 percent and 2.35 percent a year ago, respectively. The efficiency ratio over the same periods was 66.23 percent and
    65.22 percent versus 63.19 percent and 62.76 percent, respectively.


    ASSET QUALITY AND CREDIT RISK PROFILE

    First of America's loan portfolio has no significant industry concentrations of credit, thereby minimizing credit risk exposure. Also minimizing credit risk are First of America's conservative lending policies and stringent loan review process. In addition, First of America's loan customers are largely individual homeowners and small to mid-sized businesses. At June 30, 1994, the loan portfolio was made up of residential mortgages (28.1 percent), consumer loans (36.6 percent), commercial mortgages (20.7 percent) and commercial loans (14.6 percent). Investor/developer loans, defined as loans for non-owner occupied real estate, were $1.5 billion, slightly less than 10 percent of total gross loans.

    Total non-performing assets, which include non-accrual loans, renegotiated loans and other real estate owned decreased $5.3 million from a year ago and $14.4 million from year end (see Table 4). Total non-performing assets as a percent of total assets was 0.73 percent, the lowest quarter-end ratio reported since December 31, 1990. The allowance coverage of non-performing loans increased to 163 percent at June 30, 1994 from 152 percent a year ago.


    FUNDING, LIQUIDITY AND INTEREST RATE RISK

    First of America continues to monitor interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

    Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital and the sale of assets. First of America relies primarily upon core deposits for its liquidity. At June 30, 1994, core deposits equalled 94.7 percent of total deposits.

    First of America entered into 364-Day and Three-Year Competitive Advance and Revolving Credit Facility Agreements on March 25, 1994 with several lenders. Each of the agreements allows First of America to borrow on a standby revolving credit basis and an uncommitted competitive advance basis up to $150,000,000, totalling $300,000,000. The proceeds of all such borrowings will be used to provide working capital and for other general corporate purposes. At June 30, 1994, the balance outstanding on these two lines of credit aggregated $187 million.

    First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest analysis every month using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data. The Asset and Liability Committees, which exist at each banking affiliate and at the consolidated level, review the analysis and as necessary, take appropriate action to minimize changes in the net interest spread.

    Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying financial instrument. The company becomes a principal in the exchange of interest payments with other parties and, therefore, is exposed to the loss of future interest payments should the counterparty default. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. First of America had outstanding interest rate swap agreements at June 30, 1994, totalling $830 million in notional amounts. This total included amounts of $150 million as a hedge against long term debt, $10 million as a hedge against an FHLB Advance and the remainder as a hedge against certain deposits. First of America had no outstanding interest rate swap agreements at June 30, 1993. At December 31, 1993, First of America had interest swap agreements totalling $291.6 million in notional amounts, of which $125 million was a hedge against long term debt and the remainder against certain deposits.

    The difference between rate sensitive assets and liabilities is presented in Table 5. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models show that less than two percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk positions than the GAP tables.


    CAPITAL STRENGTH

    Total shareholders' equity increased 7.8 percent to $1.5 billion at June 30, 1994. The increased capital was the result of earnings retention and capital issued in acquisitions, more than offsetting a reduction in capital of $20.1 million due to a market value adjustment made to the company's available for sale investment portfolio as required by Financial Accounting Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and the repurchase of approximately 2.4 million shares of First of America Common Stock on the open market. The fully diluted book value per share rose to $25.71 from $23.73 reported last year.

    First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at June 30, 1994 was 10.77 percent, the tier I ratio was 8.49 percent and the tier I leverage ratio was 5.76 percent. As appropriate, the market value adjustment was excluded from the risk based ratios. On February 7, 1994, First of America exercised the right to prepay its 9.25% Senior Notes totalling $21.4 million. The prepayment of this debt, which had previously qualified as Tier II capital contributed to the decreased total capital ratio from a year ago.

    On July 26, 1994, the company issued $200 million of 7-3/4% Subordinated Notes Due July 15, 2004, which are not subject to redemption prior to maturity and which qualify as Tier II capital (See Note 8, Notes to Consolidated Financial Statements appearing elsewhere in this report). Had the Subordinated Notes been issued in the second quarter, the total capital ratio would have been 12.05 percent.


    IN CONCLUSION

    Management's long term goals for the company remain a return on assets of 1.25 percent or higher, an efficiency ratio of 60 percent or lower and a return on equity between 17 percent and 18
    percent.   For this year, however, assuming current year trends
    (including loan growth and an improving net interest margin), full year results are expected to be level with 1993's $4.14 earnings per share or slightly higher.

    First of America is pursuing the consolidation of its 20 affiliate financial institutions into four state-wide financial institutions located in Michigan, Illinois, Indiana and Florida by year-end 1994. The consolidation is being undertaken in order to enhance operating efficiencies and to better serve its customers.

                 TABLE 1     CONSOLIDATED YIELD ANALYSIS (a)
                                                          1994                                    1993
                                                    ----------------               ----------------------------------
                                                 2nd Qtr.     1st Qtr.       4th Qtr.     3rd Qtr.     2ndQtr.      1stQtr.
                                                  June 30      Mar. 31       Dec. 31      Sept. 30      June30       Mar.31
                                                  -------      -------       -------       -------      -------      -------
    Average Prime Rate (b)                            6.9 %        6.0            6.0          6.0          6.0        6.0

    EARNING ASSETS
         Money Market Investments                    2.83         2.95           3.37         2.94         2.88        3.09
         U.S. Government and agencies securities     5.61         5.45           5.40         5.68         5.83        6.12
         State and municipal securities              8.43         7.56           6.62         8.74         8.72        8.74
         Other securities                            6.00         6.40           8.29         8.29         8.04        6.82
                                                   -------      -------        -------      -------      -------      -------
             Total securities                        5.79         5.67           5.60         6.05         6.12        6.39
                                                   -------      -------        -------      -------      -------      -------
         Consumer loans                              8.98         9.29           9.50        10.11        10.45       10.71
         Commercial loans                            7.99         7.48           7.66         7.46         7.49        7.84
         Commercial real estate loans                8.47         8.24           8.37         8.46         8.54        8.59
         Residential real estate loans               7.66         7.79           8.00         8.20         8.45        8.48
                                                   -------      -------        -------      -------      -------      -------
             Total loans                             8.36         8.39           8.53         8.88         9.04        9.11
                                                   -------      -------        -------      -------      -------      -------
             Total earning assets                    7.63 %       7.66           7.75         7.99         8.18        8.36
                                                   =======      =======        =======      =======      =======      =======

    INTEREST-BEARING LIABILITIES

    Time deposits:
         CD's - less than 12 months                  4.29 %       4.28           4.53         4.63         4.68         4.72
         CD's - 12 months or more                    4.43         4.56           4.69         4.91         5.23         5.56
         CD's - $100,000 or more                     3.71         3.30           3.30         3.33         3.39         3.55
         Other time deposits                         5.07         5.02           5.10         5.32         5.35         5.62

    Other core deposits:
         Savings deposits and NOW                    1.49         1.55           1.76         2.09         2.23         2.38
         Money market savings and checking           2.50         2.17           2.28         2.44         2.53         2.66
                                                   -------      -------        -------      -------      -------      -------
             Total deposits                          3.31         3.24           3.41         3.58         3.72         3.90
                                                   -------      -------        -------      -------      -------      -------
    Short term borrowings                            4.13         3.38           3.22         3.25         3.14         3.42
    Long term debt                                   6.86         7.02           6.78         6.81         7.37         8.42
                                                   -------      -------        -------      -------      -------      -------
         Total borrowed funds                        4.70         4.35           4.14         4.50         4.39         5.65
                                                   -------      -------        -------      -------      -------      -------
             Total interest-bearing liabilities      3.44 %       3.31           3.46         3.62         3.76         3.97
                                                   =======      =======        =======      =======      =======      =======

    NET INTEREST MARGIN

    Interest income to average earning assets        7.63 %       7.66           7.75         7.99         8.18         8.36
    Interest expense to average earning assets       2.98         2.85           2.98         3.13         3.26         3.44
    Net interest margin                              4.65         4.81           4.77         4.86         4.92         4.92


    (a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
    (b)  The First National Bank of Chicago Corporate Base Rate.


                 TABLE 2     ANALYSIS OF NET INTEREST INCOME                                                                 <captio
                                            Second Quarter 1994 Versus          Second Quarter 1994 Versus
                                                Second Quarter 1993                 First Quarter 1994
    ($ in thousands)                       ----------------------------        ----------------------------
    CHANGES IN RATE AND VOLUME             Total         Change Due To          Total        Change Due To
    INCREASE (DECREASE)                    Change     Volume     Rate          Change     Volume       Rate
                                          --------   ---------  ---------     --------   ---------   ---------
    Interest Income
           Loans (FTE)                    $    348      22,019   (21,671)      11,608       10,101     1,507
           Taxable securities                7,104       9,852    (2,748)      15,220       13,148     2,072
           Tax exempt securities (FTE)      (3,447)     (3,143)     (304)      (1,977)      (2,818)      841
           Money market investments            114         122        (8)        (222)        (207)      (15)
                                           --------    --------  --------     --------     --------  --------
    Total Interest Income                 $  4,119      28,850   (24,731)      24,629       20,224     4,405
                                           --------    --------  --------     --------     --------  --------

    Interest Expense
           Interest-bearing deposits      $(10,983)      5,748   (16,731)       8,780        4,823     3,957
           Short term borrowings             8,364       6,370     1,994        7,303        5,618     1,685
           Long term borrowings                932       1,299      (367)       1,332        1,389       (57)
                                           --------    --------  --------     --------     --------  --------
    Total Interest Expense                $ (1,687)     13,417   (15,104)      17,415       11,830     5,585
                                           --------    --------  --------     --------     --------  --------
    Change in net interest income (FTE)   $  5,806      15,433    (9,627)       7,214        8,394    (1,180)
                                           ========    ========  ========     ========     ========  ========

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


                 TABLE 3     SUMMARY OF LOAN LOSS EXPERIENCE
                                                         1994                                    1993
                                                 --------------------         ------------------------------------------

    ($ in thousands)                             2nd Qtr.     1st Qtr.       4th Qtr.    3rd Qtr.    2nd Qtr.     1stQtr.
                                                  June 30     Mar. 31        Dec. 31     Sept. 30     June 30     Mar.31
                                                 ---------   ---------      ---------   ---------    ---------   ---------
    ALLOWANCE FOR LOAN LOSSES

    Balance, at beginning of period             $   194,745    188,664        186,579     181,729     177,511      176,793

    Provision charged against income                22,501      20,608         20,386      20,526      20,029       23,773

    Allowance of acquired (sold) banks               2,194           --             --       (203)        253            --

    Recoveries:
                  Commercial                    $     2,265      1,213          1,707       2,762       2,209        2,014
                  Commercial mortgage                  480         862            744         379         635          465
                  Residential mortgage                  75          75            126          92         105           69
                  Consumer installment               4,803       4,804          4,521       4,235       5,283        4,048
                  Consumer revolving                 2,009       1,719          1,592       1,740       1,938        1,199
                                                  ---------   ---------      ---------   ---------   ---------    ---------
                      Total recoveries          $     9,632      8,673          8,690       9,208      10,170        7,795
                                                  ---------   ---------      ---------   ---------   ---------    ---------
    Charge-offs:
                  Commercial                    $     3,449      3,938          3,690       2,933       4,646        8,495
                  Commercial mortgage                2,619       1,199          2,584       2,620       2,101        1,760
                  Residential mortgage                 254         245            275         233         287          679
                  Consumer installment               8,831       8,410          9,922       8,534       9,182       10,138
                  Consumer revolving                 9,454       9,408         10,520      10,361      10,018        9,778
                                                  ---------   ---------      ---------   ---------   ---------    ---------
                      Total charge-offs         $    24,607     23,200         26,991      24,681      26,234       30,850
                                                  ---------   ---------      ---------   ---------   ---------    ---------
                   Net charge-offs              $    14,975     14,527         18,301      15,473      16,064       23,055
                                                  ---------   ---------      ---------   ---------   ---------    ---------
Balance, at end of period                       $   204,465    194,745        188,664     186,579     181,729      177,511
                                                  =========   =========      =========   =========   =========    =========
    Average loans outstanding (net of
                  unearned income)              $14,777,048  14,292,647     14,252,372  13,924,461  13,757,416   13,558,214
                                                  =========   =========      =========   =========   =========    =========

    CHARGE-OFFS AND RECOVERIES RATIOS

    Net charge-offs to average loans (a)              0.41 %      0.41           0.51        0.44        0.47         0.69
    Net charge-offs to period end allowance (a)      29.38       30.25          38.48       32.90       35.45        52.67
    Earnings coverage of net charge-offs              6.69 x      7.28           6.07        6.90        6.60         4.63
    Recoveries to total charge-offs                  39.14 %     37.38          32.20       37.31       38.77        25.27
    Provision to average loans (a)                    0.61        0.58           0.57        0.58        0.58         0.71
    Allowance to total period end loans               1.34        1.35           1.31        1.32        1.31         1.31


    (a)  Annualized


                 TABLE 4     MEASUREMENT OF ASSET QUALITY
                                                   1994                                        1993
                                         ---------------------        -------------------------------------------------
    ($ in thousands)                     2nd Qtr.       1st Qtr.       4th Qtr.      3rd Qtr.       2nd Qtr.      1stQtr.
                                          June 30       Mar. 31         Dec. 31      Sept. 30       June 30        Mar.31
                                          -------       -------         -------       -------       -------        -------
    Non-accrual loans:
         Commercial                        $ 24,584        26,486         28,483         22,340        24,356         19,613
         Commercial mortgage                 75,316        76,911         76,129         70,581        65,086         73,697
         Residential mortgage                14,739        13,469         15,727         15,678        17,242         18,642
         Revolving mortgage                     333           331             71             99            88            257
         Consumer installment                 1,131         1,120            776          1,533           804            588
         Consumer revolving                      --            --             --             --            --             13
                                            -------       -------        -------        -------       -------        -------
             Total non-accrual loans       $116,103       118,317        121,186        110,231       107,576        112,810
                                            -------       -------        -------        -------       -------        -------
    Renegotiated loans:
         Commercial                        $    469           477            257            302           382            480
         Commercial mortgage                  8,084         8,303          9,272          9,087        11,527         17,310
         Residential mortgage                 1,074         1,106          1,350          1,791            69             --
         Revolving mortgage                      --            --             --             --            --             --
         Consumer installment                    59            --             --             --            59            162
         Consumer revolving                      --            --             --             --            --          1,234
                                            -------       -------        -------        -------       -------        -------
             Total renegotiated loans      $  9,686         9,886         10,879         11,180        12,037         19,186
                                            -------       -------        -------        -------       -------        -------
         Total non-performing loans        $125,789       128,203        132,065        121,411       119,613        131,996
                                            -------       -------        -------        -------       -------        -------
         Other real estate owned           $ 42,467        46,417         50,595         50,486        53,950         46,321
                                            -------       -------        -------        -------       -------        -------
         Total non-performing assets       $168,256       174,620        182,660        171,897       173,563        178,317
                                            =======       =======        =======        =======       =======        =======
    Loans past due 90 days or more:
         Commercial                        $    915         2,756          2,351          4,688         9,505          1,688
         Commercial mortgage                  1,680        10,289          4,589         17,895        12,565          5,199
         Residential mortgage                 2,027         8,955          8,951          7,901         7,192          5,738
         Revolving mortgage                     434           521            611            496           416             74
         Consumer installment                   780         1,093          1,683          2,132         1,537          1,214
         Consumer revolving                   4,927         4,980          5,277          4,477         5,313          4,908
                                            -------       -------        -------        -------       -------        -------
             Total loans past due
                90 days or more            $ 10,763        28,594         23,462         37,589        36,528         18,821
                                            =======        =======        =======       =======        =======       =======
ASSET QUALITY RATIOS

    Non-performing assets as a % of
         total assets                          0.73%         0.82           0.86           0.82          0.85           0.88
    Non-performing assets as a % of
         total loans + OREO                    1.10          1.21           1.26           1.21          1.25           1.31
    Allowance coverage of
         non-performing loans                162.55        151.90         142.86         153.68        151.93         134.48


                 TABLE 5                                       INTEREST RATE SENSITIVITY
                                                     0 to           0 to           0 to           0 to           0
                                                   30 Days        60 Days        90 Days        180 Days       365
($ in millions)                                   ---------      ---------      ---------      ---------       ------
    ASSETS

    Other earning assets                             $    60             60             60             60             60
    Investment securities                                258            391            504            898          1,568
    Loans, net of unearned income                      4,740          5,200          5,571          6,589          8,292
                                                    ---------      ---------      ---------      ---------      ---------
         Total rate sensitive assets (RSA)           $ 5,058          5,651          6,135          7,547          9,920
                                                    =========      =========      =========      =========      =========

    LIABILITIES AND EQUITY

    Money market type deposits                       $ 2,040          2,679          2,764          2,784          2,878
    Other core savings and time
         deposits                                      1,481          2,219          2,623          3,547          5,028
    Negotiated deposits                                  508            691            790            927            984
    Borrowings                                         1,985          1,989          2,022          2,022          2,032
                                                    ---------      ---------      ---------      ---------      ---------
         Total rate sensitive liabilities (RSL)      $ 6,014          7,578          8,199          9,280         10,922
                                                    =========      =========      =========      =========      =========
    Off balance sheet                                $  (683)          (783)          (764)          (719)          (568)
                                                    =========      =========      =========      =========      =========
    GAP (RSA - RSL)                                  $(1,639)        (2,710)        (2,828)        (2,452)        (1,570)
                                                    =========      =========      =========      =========      =========
    RSA divided by RSL                                  0.76 %         0.68           0.68           0.75           0.86
    GAP divided by equity                            (107.69)       (178.06)       (185.81)       (161.10)       (103.15)
    RSA divided by total assets                        21.92          24.49          26.58          32.70          42.99
    RSL divided by total assets                        29.02          36.23          38.84          43.33          49.79
    GAP divided by total assets                        (7.10)        (11.74)        (12.25)        (10.63)         (6.80)


    II - OTHER INFORMATION


    Item 4.   Submission of Matters to a Vote of Security Holders

              (a) The Registrant's Annual Meeting of Shareholders was held on April 20, 1994.

              (c) At the Annual Meeting, shareholders elected as directors the nominees listed in the following table:


                              Number of Voted         Number of
          Nominees              Shares For         Shares Withheld
     ------------------       ---------------      --------------

     Jon E. Barfield            48,642,327             445,896
     Richard F. Chormann        48,800,688             287,535
     Joel N. Goldberg           48,706,308             381,915
     James S. Ware              48,811,030             277,193
     John L. Zabriskie          48,739,429             348,794


    Shareholders also voted to approve amendments to The Restated
    First of America Bank Corporation 1987 Stock Option Plan;
    43,161,968 shares voted in favor of approval, 4,985,323 shares voted against, and 940,932 abstained from voting.

    Shareholders also voted to ratify the selection of KPMG Peat Marwick as the Registrant's independent auditors for 1994; 48,518,318 common stock voted in favor of the ratification with 211,041 voted against, and 358,863 abstained from voting.

    There were no broker non-votes on the matters voted upon at the meeting.


    Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits


                   (11) Statement regarding computation of per share
                        earnings.

                        The computation of primary and fully diluted earnings per share is described in Note 5 to the Consolidated Financial Statements included in this report.

              (b)  Reports on Form 8-K

                   The Registrant filed a Current Report on Form 8-K dated July 14, 1994, discussing its pending acquisitions and reporting the release of its earnings and financial highlights.


                   The Registrant filed a Current Report on Form 8-K dated July 25, 1994, containing the following:
                   the Underwriting Agreement, dated July 19, 1994, between Registrant and the Underwriters, a form of First of America Bank Corporation's 7-3/4% Subordinated Notes Due July 15, 2004 and the First Supplemental Indenture, dated as of July 1, 1994, between Registrant and Continental Bank as Trustee.

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FIRST OF AMERICA BANK CORPORATION
                                          REGISTRANT





    Date:  August 10, 1994              /s/ Thomas W. Lambert
                                       Thomas W. Lambert
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)