Form 10-Q
period 1994-09-30
FIRST OF AMERICA BANK CORP /MI/
filed 1994-11-14
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                          Commission File No.
      September 30, 1994                                1-10534


                     FIRST OF AMERICA BANK CORPORATION
        (Exact name of Registrant as specified in its Charter)


                Michigan                                38-1971791
    (State or other jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification No.)


    211 South Rose Street, Kalamazoo, Michigan          49007
    (Address of principal Executive Offices)         (Zip Code)


    Registrant's telephone number, including
    area code                                        616-376-9000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes      X                                      No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                 Outstanding  at October 31,
    1994

    Common Stock, $10 Par Value                  60,214,540


















                    FIRST OF AMERICA BANK CORPORATION

                                  INDEX


     PART I.  FINANCIAL INFORMATION                    Page No.

          Consolidated Balance Sheets, September 30,
          1994 (Unaudited) and December 31, 1993
          (Audited)  . . . . . . . . . . . . . . .        1

          Consolidated Statements of Income
          (Unaudited) - Three Months and Nine Months
          Ended September 30, 1994 and 1993  . . .        2
          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September
          30, 1994 and 1993  . . . . . . . . . . .        3

          Notes to Consolidated Financial Statements
          (Unaudited)  . . . . . . . . . . . . . .        5
          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . .        8



     PART II.  OTHER INFORMATION . . . . . . . . .        18




                     FIRST OF AMERICA BANK CORPORATION
                         Consolidated Balance Sheet
                                  (Unaudited)

                                                                September 30,       December 31,
                                                                    1994                1993    ($ in thousands)
                                                                ------------        ------------
    ASSETS
    Cash and due from banks                                       $   946,489            903,517
    Federal funds sold and other short term investments                69,187             74,909
    Securities:
         Held to maturity, market value of $3,005,088 at
              Sept. 30, 1994 and $1,872,326 at Dec. 31, 1993        3,115,159          1,856,623
         Available for sale, amortized cost of $2,882,569 at
              Sept. 30, 1994 and $3,212,687 at Dec. 31, 1993        2,828,905          3,261,481
    Loans (net of unearned income):
         Consumer                                                   5,727,209          5,062,173
         Commercial                                                 2,267,683          2,148,663
         Commercial real estate                                     3,250,613          2,902,549
         Residential real estate                                    4,491,819          3,914,914
         Loans held for sale, market value of $37,183 at
              Sept. 30, 1994 and $368,846 at Dec. 31, 1993             36,960            365,856
                                                                  ------------       ------------
              Total loans                                         $15,774,284         14,394,155
         Less:  Allowance for loan losses                             213,596            188,664
                                                                  ------------       ------------
              Net loans                                           $15,560,688         14,205,491

    Premises and equipment, net                                       457,400            432,256
    Other assets                                                      609,680            496,194
                                                                  ------------       ------------
              Total assets                                        $23,587,508         21,230,471
                                                                  ============       ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    LIABILITIES
    Deposits:
         Non-interest bearing                                    $  2,782,629          2,682,621
         Interest bearing                                          16,819,584         15,561,082
                                                                  ------------       ------------
              Total deposits                                      $19,602,213         18,243,703

    Securities sold under repurchase agreements                       704,767            664,531
    Other short term borrowings                                       829,276            330,047
    Short term borrowings                                             750,423            254,193
    Other liabilities                                                 198,589            214,560
                                                                  ------------       ------------
              Total liabilities                                   $22,085,268         19,707,034
                                                                  ------------       ------------
    SHAREHOLDERS' EQUITY
    Common equity                                                 $ 1,502,240          1,523,437
                                                                  ------------       ------------
              Total liabilities and shareholders' equity          $23,587,508         21,230,471
                                                                  ============       ============

    See accompanying notes to consolidated financial statements.


                         FIRST OF AMERICA BANK CORPORATION
                         Consolidated Statement of Income
                                     (Unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                                 --------------------             --------------------
    ($ in thousands)                              1994          1993              1994            1993
                                               ---------      ---------        ---------       ---------
    INTEREST INCOME
         Loans and fees on loans                 329,175        304,208           930,064         913,740
         Investment securities                    87,442         71,747           235,461         219,995
         Other interest income                       526            947             1,722           2,521
                                                ---------      ---------         ---------       ---------
              Total interest income              417,143        376,902         1,167,247       1,136,256
                                                ---------      ---------         ---------       ---------
    INTEREST EXPENSE
           Deposits                              146,674        141,815           404,762         434,999
           Short term borrowings                  20,677          4,128            40,328          11,882
           Long term debt                          9,923          4,695            20,517          14,960
                                                ---------      ---------         ---------       ---------
              Total interest expense             177,274        150,638           465,607         461,841
                                                ---------      ---------         ---------       ---------
    NET INTEREST INCOME                          239,869        226,264           701,640         674,415
    Provision for loan losses                     21,238         20,526            64,347          64,328
                                                ---------      ---------         ---------       ---------
         NET INTEREST INCOME AFTER               218,631        205,738           637,293         610,087
              PROVISION FOR LOAN LOSSES         ---------      ---------         ---------       ---------

    NON-INTEREST INCOME
         Service charges on deposit accounts      22,988         21,355            65,588          63,135
         Trust and financial services income      20,364         19,193            61,334          57,432
         Investment securities transactions,         978          2,662             9,693          12,354
         net
         Other operating income                   26,755         30,314            80,886          81,808
                                                ---------      ---------         ---------       ---------
              Total non-interest income           71,085         73,524           217,501         214,729
                                                ---------      ---------         ---------       ---------
    NON-INTEREST EXPENSE
         Personnel                               108,346        100,773           321,841         301,378
         Occupancy, net                           15,929         13,726            45,769          40,969
         Equipment                                14,228         12,730            40,991          39,367
         Outside data processing                   4,649          4,084            13,599          11,509
         Amortization of intangibles               4,539          2,242            11,149           6,340
         Other operating expense                  59,145         59,404           175,745         169,908
                                                ---------      ---------         ---------       ---------
              Total non-interest expense         206,836        192,959           609,094         569,471
                                                ---------      ---------         ---------       ---------
    INCOME BEFORE TAXES                           82,880         86,303           245,700         255,345
    Income tax expense                            26,475         22,929            77,771          73,751
                                                ---------      ---------         ---------       ---------
    NET INCOME                                    56,405         63,374           167,929         181,594
                                                =========      =========         =========       =========

    PER COMMON AND COMMON
         EQUIVALENT SHARE
         Primary                                    0.96           1.07              2.82            3.08
         Fully Diluted                              0.96           1.06              2.82            3.04

    See accompanying notes to consolidated financial statements.


                          FIRST OF AMERICA BANK CORPORATION
                               Statements of Cash Flow
                                     (Unaudited)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  ---------------------
    ($ in thousands)                                                             1994             1993
                                                                              ----------        ---------

    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  167,929          181,594
        Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                          33,939           28,652
            Provision for loan losses                                              64,347           64,328
            Provision for deferred taxes                                           (6,339)          (3,943)
            Amortization of intangibles                                            11,149            6,340
            (Gain) loss on the sale of securities available for sale               (9,693)         (12,354)
            (Gain) loss on the sale of mortgage loans held for sale               (10,036)         (20,429)
            (Gain) loss on the sale of other assets                                  (208)            (582)
            Net decrease (increase) in securities held for sale                         --       1,182,030
            Proceeds from the sales of mortgage loans held for sale               882,934          979,670
            Net other decrease (increase) in mortgage loans held for sale        (544,002)      (1,258,081)
        Change in assets and liabilities net of acquisitions:
            (Increase)decrease in interest and other
                 income receivable                                                (23,291)         (23,440)
            (Increase)decrease in other assets                                     26,084          172,638
            Increase(decrease) in taxes payable                                    (4,877)          14,994
            Increase(decrease) in interest and other expense payable                5,069           46,070
            Increase(decrease) in other liabilities                               (16,815)         (33,497)
                                                                                ----------        ---------
        NET CASH FROM OPERATING ACTIVITIES                                        576,190        1,323,990
                                                                                ----------        ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities of investment securities (held
             to maturity)                                                         352,176          651,380
        Purchases of investment securities (held to maturity)                  (1,630,368)      (2,498,764)
        Proceeds from the sale of securities available for sale                 1,516,122               --
        Proceeds from the maturities of securities available for sale             704,565               --
        Purchases of securities available for sale                             (1,696,882)              --
        Net other (increase) decrease in loans & leases                        (1,553,065)        (175,716)
        Premises and equipment purchased                                          (58,012)         (56,543)
        Proceeds from the sale of premises and equipment                            2,741            1,810
        (Acquisition)/Sale of affiliates, net of cash acquired                    319,316          475,263
                                                                                ----------        ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                              (2,043,407)      (1,602,570)
                                                                                ----------        ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase(decrease) in short term deposits                             393,424          (64,564)
        Net increase(decrease) in time deposits                                   255,754          (27,258)
        Net increase(decrease) in short term borrowings                           539,465          363,230
        Proceeds from issuance of long term debt                                  697,838          167,475
        Repayments of long term debt                                             (201,608)        (150,090)
        Proceeds from issuance of common stock                                        241              706
        Payments for purchase and retirement of common stock                     (103,707)            (243)
        Dividends paid                                                            (71,218)         (67,785)
                                                                                ----------        ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,510,189          221,471
                                                                                ----------        ---------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           42,972          (57,109)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              903,517          918,960
                                                                                ----------        ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    946,489          861,851
                                                                                ==========        =========
    See accompanying notes to consolidated financial statements.


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    NOTE 1: GENERAL

    The accompanying interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments are of a normal recurring nature. Certain amounts included in the prior period financial statements have been reclassified to conform with the current financial statement presentation.

    NOTE 2: NON-PERFORMING ASSETS

                                             September 30,
                                         ---------------------
    (in thousands)                        1994            1993
                                      -------------   -----------

    Non-accrual loans                     $ 108,938       110,231
    Restructured loans                        5,885        11,180
    Other real estate owned                  40,669        50,486
                                      -------------   -----------
    Total non-performing assets           $ 155,492       171,897
                                      =============   ===========

    NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                           -----------------      ------------------
    (in thousands)                           1994      1993         1994      1993    ______________
    -----------------------------------    -------    -------     -------    -------
    Balance, beginning of period          $204,465   181,729      188,664    176,793
    Provision charged against income        21,238    20,526       64,347     64,328
    Recoveries                              10,076     9,208       28,381     27,173
    Loans charged off                      (22,209)  (24,681)     (70,016)   (81,765)
    Allowance of acquired/(sold) banks          26      (203)       2,220         50
                                            -------   -------      -------    -------
    Balance, end of period                $213,596   186,579      213,596    186,579
                                          ========   =======      =======    =======

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

    On July 26, 1994, First of America issued $200 million of 7-3/4% Subordinated Notes Due July 15, 2004, which are not subject to redemption prior to maturity and which qualify as Tier II capital under the Federal Reserve Board's Capital Guidelines.

    NOTE 5: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

    At September 30, 1994 and 1993, there were 58,400,656 and 57,146,201 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the respective periods adjusted for outstanding stock options. The fully diluted earnings per share calculation for September 30, 1993 was based on the assumption that all outstanding preferred stock was converted into common stock and the preferred dividends on these shares were eliminated.

                                       Three Months Ended            Nine Months Ended
                                         September 30                  September 30
                                   ------------------------     ------------------------
    Average Shares Outstanding         1994           1993          1994           1993
                                     ---------     ---------      ---------     ---------
    Common and common equivalents    58,847,754    57,454,346     59,586,028    57,412,027

    Fully diluted                    58,847,754    59,841,196     59,586,028    59,795,773



    NOTE 6: MERGERS AND ACQUISITIONS

     ($ in thousands)                               Total        Financial
                                 Date of            Assets       Reporting
                               Acquisition         Acquired        Value
                              --------------       --------      --------
     LGF Bancorp, Inc.       May 1, 1994          $410,000       $61,902
     Goldome Federal         April 15, 1994        377,000        58,380
     Savings Bank (Florida
     offices)
     Citizens Federal Bank   August 26, 1993       498,000        19,902
     (Illinois offices)
     Kewanee Investing       April 1, 1993          28,700         3,982
     Company, Inc.

    NOTE 7:  PENDING ACQUISITIONS

    On June 14, 1994, First of America entered into a definitive agreement to acquire F&C Bancshares, Inc., a $400 million in assets savings and loan holding company based in Port Charlotte, Florida. F&C Bancshares' 3,242,209 common shares will be exchanged tax-free for shares of First of America Common Stock. The exchange ratio will equal $23.25 divided by the average closing price of First of America Common Stock during the last 15 trading days immediately prior to, but not including, the third business day before the completion of the transaction. However, the exchange ratio will not exceed .6436 and will not be less than .5519. Based on the current market price of First of America Common Stock, the transaction has an indicated value of approximately $70 million. First of America intends to account for the acquisition as a pooling of interests. The acquisition, which has been approved by the Federal Reserve, is subject to approval by the Office of Thrift Supervision and the Justice Department, and is expected to be completed by the end of 1994. Concurrently with the execution of the definitive agreement, First of America and F&C Bancshares executed a Warrant Agreement pursuant to which F&C Bancshares issued a Warrant to First of America entitling First of America to purchase up to 648,400 shares of F&C Bancshares common stock upon the occurrence of certain events set forth in the Warrant Agreement.

    Effective on June 28, 1994, First of America entered into a definitive agreement to acquire Presidential Holding Company, a $220 million in assets savings and loan holding company based in Sarasota, Florida. Presidential's 716,188 common shares will be exchanged tax-free for shares of First of America Common Stock. The exchange ratio will equal $33.25 divided by the average closing price of First of America Common Stock during the last 15 trading days immediately prior to, but not including, the third business day before the completion of the transaction. However, the exchange ratio will not exceed .9837 and will not be less than .8735. Based on the current market price of First of America Common Stock, the transaction has an indicated value of approximately $24 million. First of America intends to account for the acquisition as a pooling of interests. The acquisition, which has been approved by the Federal Reserve, is subject to approval by the Office of Thrift Supervision and the Justice Department, and is currently expected to be completed by year-end 1994.

    On September 14, 1994, First of America entered into a definitive agreement to acquire New England Trust Company of Providence, Rhode Island. New England Trust is a state-chartered trust company and currently manages approximately $600 million in trust assets. It is anticipated New England Trust's 684.2 common shares will be exchanged tax-free for shares of First of America Common Stock. The exchange ratio will equal $8,769.37 divided by the average closing price of First of America Common Stock during the last 15 trading days immediately prior to, but not including, the third business day before the completion of the transaction. However, the exchange ratio will not exceed 270.8686 and will not be less than 228.5178. Based on the current market price of First of America Common Stock, the transaction has an indicated value of approximately $6 million. First of America intends to account for the acquisition as a pooling of interests and expects to issue approximately 170,000 shares in the transaction. The acquisition, subject to the approval of New England Trust shareholders, the Federal Reserve and Rhode Island bank authorities, is expected to be completed by year-end.


    NOTE 8:  SUBSEQUENT EVENTS

    On October 1, 1994, First of America completed the acquisition of First Park Ridge Corporation ("First Park Ridge") and its three commercial bank affiliates. This transaction resulted in the issuance of 2,199,733 shares of First of America Common Stock. The transaction was accounted for as a purchase. At September 30, 1994, First Park Ridge had total assets of $330 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    Summary:
         The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three months and nine months ended September
         30, 1994 compared to the corresponding 1993 periods.  The bracketed amounts represent decreases.

                                                 Three Months Ended               Nine Months Ended
                                                --------------------            --------------------
                                                   September 30,                    September 30,
    ($ in thousands)                             1994    vs    1993             1994     vs     1993
                                              ---------  --  ---------        ---------  --  ---------
                                                Change        Percent          Change         Percent
                                              ---------      ---------        ---------      ---------
    Interest and fee income on loans            $24,967            8.2%        $ 16,324             1.8%
    Interest income on investments               15,695           21.9           15,466             7.0
    Interest income on federal funds sold and
         other short term investments              (421)         (44.5)            (799)          (31.7)
                                               ---------      ---------        ---------       ---------
         Total interest income                  $40,241           10.7           30,991             2.7
                                               ---------      ---------        ---------       ---------
    Interest expense on deposits                  4,859            3.4          (30,237)           (7.0)
    Interest expense on borrowed funds           21,777          246.8           34,003           126.7
                                               ---------      ---------        ---------       ---------
    Total interest expense                      $26,636           17.7            3,766             0.8
                                               ---------      ---------        ---------       ---------
    Net interest income                          13,605            6.0           27,225             4.0
    Provision for loan losses                       712            3.5               19              --
    Non-interest income                          (2,439)          (3.3)           2,772             1.3
    Non-interest expense                         13,877            7.2           39,623             7.0
                                               ---------      ---------        ---------       ---------
    Income before tax expense                    (3,423)          (4.0)          (9,645)           (3.8)
    Applicable income tax expense                 3,546           15.5            4,020             5.5
                                               ---------      ---------        ---------       ---------
    Net income                                  $(6,969)         (11.0)         (13,665)           (7.5)
                                               =========      =========        =========       =========


                                HIGHLIGHTS

    Net income for the third quarter was $56.4 million, or $0.96 per fully diluted share, compared with $63.4 million, or $1.06 per fully diluted share a year ago. Affecting net income were a lower net interest margin (4.51 percent versus 4.86 percent) and lower gains on the sale of loans and securities.

    Return on average assets for  the quarter was 0.96 percent versus
    1.22 percent a year ago. Return on average equity, also lower for the quarter-to-quarter comparison, was 15.06 percent versus
    17.57 percent.

    Total assets were $23.6 billion, up 11.9 percent from a year ago. Total loans increased 11.2 percent from the year ago quarter with asset quality measures continuing to improve. Total deposits also increased over a year ago, up 6.2 percent. The year over year increases were in part due to the acquisition of Goldome Federal deposits from the Resolution Trust Corporation on April 15, 1994 and the acquisition of LGF Bancorp, Inc., on May 1, 1994. Excluding these two acquisitions, loans and deposits increased 10.3 percent and 1.0 percent, respectively, from a year ago.


    INCOME ANALYSIS
    THIRD QUARTER AND YEAR-TO-DATE COMPARISON

    Net interest income (FTE) increased 4.7 percent and 3.3 percent over the third quarter and year-to-date periods a year ago, respectively. The increases were the result of a higher level of average earning assets, up 13.1 percent quarter-to-quarter and
    8.7 percent year-to-year. The increased earning assets offset the lower net interest margin recorded for both periods. The net interest margin for the third quarter of 1994 was 4.51 percent versus 4.86 percent a year ago and 4.65 percent reported for the second quarter of 1994. The acquisitions mentioned previously added approximately $750 million in higher priced thrift deposits to the balance sheet during the second quarter. The full quarter impact of acquisitions plus the added interest expense from the debt used to fund these acquisitions and the stock repurchase program lowered the current quarter's margin by 11 basis points and the year-to-date margin by 7 basis points. Compression in the margin also resulted from certain deposit products repricing faster than variable rate loan products during the recent rate increases. Tables 1 and 2 summarize the yields on earning assets and rates paid on interest-bearing liabilities and the impact that changes in rates and volumes have had on net interest income for the third quarter of 1994 versus the third quarter 1993 and the second quarter of 1994.

    The provision for loan losses was increased 3.5 percent over the 1993 quarter to support the higher level of loans on the balance sheet. Even with the higher level of loans, First of America's net charge-offs were lower than both the quarter and year-to-date totals reported a year ago. Net charge-offs as a percent of average loans, annualized, were 0.31 percent compared with 0.44 percent reported for the quarter comparison and 0.37 percent versus 0.53 percent for the year-to-date comparison. Charge-offs and recoveries by type are detailed in Table 3.

    Total non-interest income decreased due to lower levels of gains on the sale of loans, down $6.3 million and $10.4 million, and securities, down $1.7 million and $2.7 million, for the quarter and year-to-date periods. Excluding these combined categories, fee income increased 8.9 percent and 8.7 percent, respectively.

    Trust and financial  services revenues for the  quarter increased
    6.1 percent to $20.4 million versus $19.2 million a year ago. Year-to-date, trust and financial services income was up 6.8 percent to $61.3 million. The major component, traditional trust income, increased 5.5 percent and 6.7 percent for the comparative periods.

    Service charges on deposit accounts increased 7.6 percent for the quarter-to-quarter comparison and were up 3.9 percent for the year-to-date comparison. Credit card fees increased 6.2 percent and 8.7 percent, respectively, over the periods. The growth in credit card fee income was primarily due to continued growth in the credit card portfolio. At September 30, 1994, credit card outstandings increased to $1.3 billion, or 25.4 percent higher than the $1.0 billion reported a year ago, and up 33.5 percent, annualized, over the second quarter of 1994.

    Other fee income, excluding gains on sale of loans and securities, trust and financial services revenue, service charges on deposit accounts and credit card fees, increased 18.2 percent and 21.3 percent for the quarter and year-to-date periods, adding $13.5 million and $39.9 million to non-interest income, respectively. Mortgage servicing income, the largest component of other fee income, increased 46.3 percent and 33.5 percent over the comparative periods. The mortgage loan servicing portfolio was $6.8 billion at September 30, 1994 compared with $6.1 billion at September 30, 1993 and $6.3 billion at December 31, 1993.

    Total non-interest expense increased from both the year ago quarter and year-to-date periods, mainly as a result of acquisitions. Excluding acquisitions, non-interest expense would have increased 2.2 percent and 4.4 percent, respectively. As reported for the third quarter, non-interest expense as a percent of average assets, annualized, was 3.52 percent compared with
    3.71 percent for the September 30, 1993 quarter and 3.69 percent for the second quarter of 1994.

    The burden ratio was 2.31 percent and 2.37 percent for the quarter and year-to-date periods versus 2.30 percent and 2.34 percent a year ago, respectively. Since non-interest expense decreased as a percent of average assets, the increase in the burden ratio was due to slower growth in fee income. The efficiency  ratio over  the same  periods was  65.63 percent  and
    65.36 percent versus 62.93 percent and 62.81 percent, respectively. The third quarter's burden and efficiency ratios were an improvement over 1994's second quarter ratios which were
    2.43 percent  and 66.23  percent, respectively.


    ASSET QUALITY AND CREDIT RISK PROFILE

    First of America's loan portfolio has no significant industry concentrations of credit, thereby minimizing credit risk exposure. Also minimizing credit risk are First of America's conservative lending policies and loan review process. In addition, First of America's loan customers are largely consumers, individual homeowners and small to mid-sized businesses. At September 30, 1994, the loan portfolio was made up of residential mortgages (28.7 percent), consumer loans (36.3 percent), commercial mortgages (20.6 percent) and commercial loans (14.4 percent). Investor/developer loans, defined as loans for non-owner occupied real estate, were $1.6 billion, approximately 10 percent of total gross loans.

    Total non-performing assets, which include non-accrual loans, renegotiated loans and other real estate owned decreased $16.4 million from a year ago and $27.2 million from year end (see
    Table 4).   Total non-performing  assets as  a percent  of total
    assets was 0.66 percent versus 0.82 percent at September 30, 1993. Additionally, allowance coverage of nonperforming loans rose to 186 percent and the allowance as a percent of total loans was 1.35 percent. Tables 3 and 4 provide further detail on nonperforming and 90 day past due loans as well as charge-offs and recoveries by loan category.


    FUNDING, LIQUIDITY AND INTEREST RATE RISK

    First of America continues to monitor appropriate interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

    Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital and the sale of assets. First of America relies primarily upon core deposits for its liquidity. At September 30, 1994, core deposits equalled 94.1 percent of total deposits.

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

    First of America had outstanding interest rate swap agreements at September 30, 1994, totalling $836 million in notional amounts. This total included amounts of $125 million as a hedge against the parent company's 8.50% Subordinated Notes Due February 1, 2004, $30 million against various fixed rate bank notes, $10 million against a short term FHLB advance and the remainder, $671 million, as a hedge against certain certificates of deposit. First of America had swaps of variable rate instruments for fixed rate instruments totalling $636.9 million, $177.0 million of fixed rate instruments for variable rate instruments and $22.1 million representing basis swaps. The year-to-date impact on net interest income through September 30, 1994 was a positive $1.3 million. First of America had no outstanding interest rate swap agreements at September 30, 1993. At December 31, 1993, First of America had interest swap agreements totalling $291.6 million in notional amounts, of which $125 million was a hedge against long term debt and the remainder against certain certificates of deposit.

    The difference between rate sensitive assets and liabilities, including the impact of off-balance sheet interest rate swaps, is presented in Table 5. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models, using various interest rate shock scenarios, show that three percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk positions than the GAP tables.

    At September 30, 1994, Securities Held to Maturity totalled $3.1 billion, with a market value of $3.0 billion and resulting net unrealized losses of $110.1 million. This compares with unrealized gains in the Held to Maturity portfolio at December 31, 1993 of $15.7 million. In accordance with Financial Accounting Standards Board Statement No. 115 " Accounting for Certain Investments in Debt and Equity Securities," Securities
    Available for Sale are carried at market which totalled $2.8 billion at September 30, 1994 compared with an amortized book value of $2.9 billion. The $53.7 million unrealized loss in Available for Sale securities resulted in a corresponding negative market value adjustment to equity of $44.0 million. At December 31, 1993, the positive adjustments to securities and equity from the Securities Available for Sale portfolio were $48.8 million and $31.5 million, respectively.


    CAPITAL STRENGTH

    Total shareholders' equity increased 3.6 percent from a year ago to $1.5 billion at September 30, 1994. Earnings retention and equity issued in acquisitions offset the stock repurchase program implemented in the first quarter and the FAS 115 adjustment. As of September 30, 1994, First of America had repurchased 2,777,300 shares of its common stock. Earlier in 1994, the First of America Board of Directors authorized repurchase of a maximum of four million shares of common stock. The fully diluted book value per share rose to $25.72 from $24.38 reported a year ago.

    First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at September 30, 1994 was 11.81 percent, the tier I ratio was 8.30 percent and the tier I leverage ratio was 5.67 percent. As consistent with existing regulatory guidance, the FAS 115 market value adjustment was excluded from the risk based ratios. On July 26, 1994, the company issued $200 million 7-3/4% Subordinated Notes Due July 15, 2004, which are not subject to redemption prior to maturity and which qualify as Tier II capital. The issuance of this debt, earnings retention and equity issued in acquisitions combined to offset the prepayment of other qualifying debt and the stock repurchase program in increasing the total capital ratio over a year ago.


    IN CONCLUSION

    Management's long term goals for the company remain a return on assets of 1.25 percent or higher, an efficiency ratio of 60 percent or lower and a return on equity of between 17 percent and 18 percent. For this year, however, full year results are expected to be less than the $4.14 earnings per share reported for full year 1993. Recently announced internal initiatives to further streamline operations and make delivery of services more efficient should strengthen the company's performance for the fourth quarter and 1995.

    TABLE 1
    CONSOLIDATED YIELD ANALYSIS (a)
                                                                      1994                                       1993
                                                      ------------------------------------     ------------------------------------
                                                       3rd Qtr.     2nd Qtr.      1st Qtr.     4th Qtr.      3rd Qtr.      2nd Qtr.
                                                       -------      -------       -------      -------       -------       --------
    Average Prime Rate (b)                                 7.5%          6.9           6.0          6.0          6.0           6.0

    EARNING ASSETS
         Money Market Investments                         3.51          2.83          2.95         3.37         2.94          2.88
         U.S. Government and agencies securities          5.70          5.61          5.45         5.40         5.68          5.83
         State and municipal securities                   8.73          8.43          7.56         6.62         8.74          8.72
         Other securities                                 6.16          6.00          6.40         8.29         8.29          8.04
                                                        -------       -------       -------      -------      -------       ------
                    Total securities                      5.89%         5.79          5.67         5.60         6.05          6.12
                                                        -------       -------       -------      -------      -------       ------
         Consumer loans                                   9.14          8.98          9.29         9.50        10.11         10.45
         Commercial loans                                 8.32          7.99          7.48         7.66         7.46          7.49
         Commercial real estate loans                     8.69          8.47          8.24         8.37         8.46          8.54
         Residential real estate loans                    7.71          7.66          7.79         8.00         8.20          8.45
                                                        -------       -------       -------      -------      -------       ------
                    Total loans                           8.51%         8.36          8.39         8.53         8.88          9.04
                                                        -------       -------       -------      -------      -------       ------
                    Total earning assets                  7.77%         7.63          7.66         7.75         7.99          8.18

    INTEREST-BEARING LIABILITIES
    Time deposits:
         CD's - less than 12 months                       4.20%         4.29          4.28         4.53         4.63           4.68
         CD's - 12 months or more                         4.55          4.43          4.56         4.69         4.91           5.23
         CD's - $100,000 or more                          4.53          3.71          3.30         3.30         3.33           3.39
         Other time deposits                              5.17          5.07          5.02         5.10         5.32           5.35
    Other core deposits:
         Savings deposits and NOW                         1.49          1.49          1.55         1.76         2.09           2.23
         Money market savings and checking                3.06          2.50          2.17         2.28         2.44           2.53
                                                        -------       -------       -------      -------      -------       -------
                    Total deposits                        3.51%         3.31          3.24         3.41         3.58           3.72
                                                        -------       -------       -------      -------      -------       -------
    Short term borrowings                                 4.71          4.13          3.38         3.22         3.25           3.14
    Long term debt                                        6.78          6.86          7.02         6.78         6.81           7.37
                                                        -------       -------       -------      -------      -------        ------
         Total borrowed funds                             5.23          4.70          4.35         4.14         4.50           4.39
                                                        -------       -------       -------      -------      -------        ------
                    Total interest-bearing liabilities    3.72%         3.44          3.31         3.46         3.62           3.76
                                                        =======       =======       =======      =======      =======        ======
    NET INTEREST MARGIN
    Interest income to average earning assets             7.77%         7.63          7.66         7.75         7.99           8.18
    Interest expense to average earning assets            3.26          2.98          2.85         2.98         3.13           3.26
    Net interest margin                                   4.51          4.65          4.81         4.77         4.86           4.92

    (a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
    (b)  The First National Bank of Chicago Corporate Base Rate.


    TABLE 2
    ANALYSIS OF NET INTEREST INCOME

                                                Third Quarter 1994 Versus                  Third Quarter 1994 Versus
                                                    Third Quarter 1993                        Second Quarter 1994
    ($ in thousands)                           ----------------------------               ----------------------------
    CHANGES IN RATE AND VOLUME               Total           Change Due To             Total            Change Due To
    INCREASE (DECREASE):                    Change        Volume         Rate          Change       Volume          Rate
                                           --------      --------       --------     ---------     --------    ----------
    Interest Income
           Loans (FTE)                      $25,348        33,584        (8,236)        23,230       15,018          8,212
           Taxable securities                18,843        18,544           299          6,668        4,942          1,726
           Tax exempt securities (FTE)       (6,193)       (6,155)          (38)          (272)        (475)           203
           Money market investments            (421)         (610)          189             39          (78)           117
                                            --------      --------      --------       --------     --------       --------
    Total Interest Income                   $37,577        45,363        (7,786)        29,665       19,407         10,258

    Interest Expense
           Interest-bearing deposits        $ 4,859         7,807        (2,948)        13,240        3,446          9,794
           Short term borrowings             16,549        10,816         5,733          7,200          380          6,820
           Long term borrowings               5,228         5,255           (27)         3,960        3,966             (6)
                                            --------      --------      --------       --------     --------       --------
    Total Interest Expense                  $26,636        23,878         2,758         24,400        7,792         16,608
                                            --------      --------      --------       --------     --------       --------
    Change in net interest income (FTE)     $10,941        21,485       (10,544)         5,265       11,615         (6,350)
                                            ========      ========      ========       ========     ========       ========
    NOTE: The change in income attributable to volume is calculated by multiplying the change in volume times the prior year's rate. The change in income attributable to rate is calculated by multiplying the change in rate times the prior year's volume. Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. Fully taxable equivalent income on certain tax exempt loans and securities is calculated using a 35% tax rate.


    TABLE 3
    SUMMARY OF LOAN LOSS EXPERIENCE
                                                              1994                                             1993
                                                -------------------------------                  -----------------------------------
    ($ in thousands)                       3rd Qtr.         2nd Qtr.        1st Qtr.         4th Qtr.        3rd Qtr.       2nd Qtr.
                                           Sept. 30         June 30          Mar. 31         Dec. 31         Sept. 30        June 30
                                           ---------       ---------        ---------       ---------        ---------       -------
    ALLOWANCE FOR LOAN LOSSES
    Balance, at beginning of period       $   204,465         194,745          188,664         186,579          181,729      177,511
    Provision charged against income           21,238          22,501           20,608          20,386           20,526       20,029
    Allowance of acquired (sold) banks             26           2,194                --              --            (203)         253

    Recoveries:
       Commercial                               1,555           2,265            1,213           1,707            2,762        2,209
       Commercial mortgage                        403             480              862             744              379          635
       Residential mortgage                        95              75               75             126               92          105
       Consumer installment                     5,963           4,803            4,804           4,521            4,235        5,283
       Consumer revolving                       2,060           2,009            1,719           1,592            1,740        1,938
                                             ---------       ---------        ---------       ---------        ---------      ------
           Total recoveries               $    10,076           9,632            8,673           8,690            9,208       10,170
                                             ---------       ---------        ---------       ---------        ---------      ------
    Charge-offs:
       Commercial                               3,612           3,449            3,938           3,690            2,933        4,646
       Commercial mortgage                      1,121           2,619            1,199           2,584            2,620        2,101
       Residential mortgage                       373             254              245             275              233          287
       Consumer installment                     7,598           8,831            8,410           9,922            8,534        9,182
       Consumer revolving                       9,505           9,454            9,408          10,520           10,361       10,018
                                             ---------       ---------        ---------       ---------        ---------      ------
           Total charge-offs              $    22,209          24,607           23,200          26,991           24,681       26,234
                                             ---------       ---------        ---------       ---------        ---------      ------
       Net charge-offs                    $    12,133          14,975           14,527          18,301           15,473       16,064
                                             ---------       ---------        ---------       ---------        ---------      ------
    Balance, at end of period             $   213,596         204,465          194,745         188,664          186,579      181,729
                                             =========       =========        =========       =========        =========      ======
    Average loans outstanding (net of
       unearned income)                   $15,484,765      14,777,048       14,292,647      14,252,372       13,924,461   13,757,416
                                             =========       =========        =========       =========        =========      ======

    CHARGE-OFFS AND RECOVERIES RATIOS
    Net charge-offs to average loans (a)         0.31%           0.41             0.41            0.51             0.44         0.47
    Net charge-offs to period end               22.54           29.38            30.25           38.48            32.90        35.45
          allowance (a)
    Earnings coverage of net charge-offs         8.58            6.69             7.28            6.07             6.90         6.60
    Recoveries to total charge-offs             45.35           39.14            37.38           32.20            37.31        38.77
    Provision to average loans (a)               0.54            0.61             0.58            0.57             0.58         0.58
    Allowance to total period end loans          1.35            1.34             1.35            1.31             1.32         1.31
                                           ===========      ==========         =========       ========        =========      ======
    (a)  Annualized


    TABLE 4
    MEASUREMENT OF ASSET QUALITY
                                                               1994                                        1993
                                                    -------------------------                   --------------------------------
    ($ in thousands)                           3rd Qtr.      2nd Qtr.      1st Qtr.        4th Qtr.      3rd Qtr.       2nd Qtr.
                                               Sept. 30      June 30       Mar. 31         Dec. 31       Sept. 30       June 30
                                                -------      -------       -------         -------       -------       ----------
    NON-PERFORMING ASSETS
    Non-accrual loans:
         Commercial                            $ 22,884        24,584        26,486          28,483       22,340          24,356
         Commercial mortgage                     68,294        75,316        76,911          76,129       70,581          65,086
         Residential mortgage                    16,709        14,739        13,469          15,727       15,678          17,242
         Revolving mortgage                         389           333           331              71           99              88
         Consumer installment                       662         1,131         1,120             776        1,533             804
         Consumer revolving                           --            --            --              --           --             --
                                                 -------       -------       -------         -------      -------        -------
              Total non-accrual loans          $108,938       116,103       118,317         121,186      110,231         107,576
                                                 -------       -------       -------         -------      -------        -------
    Renegotiated loans:
         Commercial                                 427           469           477             257          302             382
         Commercial mortgage                      4,335         8,084         8,303           9,272        9,087          11,527
         Residential mortgage                     1,065         1,074         1,106           1,350        1,791              69
         Revolving mortgage                           --            --            --              --          --              --
         Consumer installment                        58            59             --              --           --             59
         Consumer revolving                           --            --            --              --           --             --
                                                 -------       -------       -------         -------      -------        -------
              Total renegotiated loans         $  5,885         9,686         9,886          10,879       11,180          12,037
                                               ---------      --------     --------         --------    ---------        --------
         Total non-performing loans            $114,823       125,789       128,203         132,065      121,411         119,613
                                                 -------       -------       -------         -------      -------        -------
         Other real estate owned                $40,669        42,467        46,417          50,595       50,486          53,950
                                                 -------       -------       -------         -------      -------        -------
         Total non-performing assets           $155,492       168,256       174,620         182,660      171,897         173,563
                                                 =======       =======       =======         =======      =======        =======
    Loans past due 90 days or more:
         Commercial                            $  1,578           915         2,756           2,351        4,688           9,505
         Commercial mortgage                      2,120         1,680        10,289           4,589       17,895          12,565
         Residential mortgage                     1,189         2,027         8,955           8,951        7,901           7,192
         Revolving mortgage                         542           434           521             611          496             416
         Consumer installment                     4,839           780         1,093           1,683        2,132           1,537
         Consumer revolving                       5,168         4,927         4,980           5,277        4,477           5,313
                                                 -------       -------       -------         -------      -------        -------
              Total loans past due
                 90 days or more                $15,436        10,763        28,594          23,462       37,589          36,528
                                                ========       =======       =======         =======      =======         =======

    ASSET QUALITY RATIOS
    Non-performing assets as a % of
         total assets                              0.66%         0.73          0.82            0.86         0.82            0.85
    Non-performing assets as a % of
         total loans + OREO                        0.98          1.10          1.21            1.26         1.21            1.25
    Allowance coverage of
         non-performing loans                    186.02        162.55        151.90          142.86       153.68          151.93


    TABLE 5
    INTEREST RATE SENSITIVITY
    September 30, 1994




                                                     0 to          0 to           0 to           0 to           0
                                                   30 Days        60 Days        90 Days       180 Days       365 Days
                                                  ---------      ---------      ---------      ---------      ---------

    ($ in millions)
    ASSETS
    Other earning assets                        $        69             69             69             69            69
    Investment securities (1)                           206            299            394            655         1,215
    Loans, net of unearned income (2)                 4,680          5,218          5,638          6,618         8,495
                                                   ---------      ---------      ---------      ---------     ---------
         Total rate sensitive assets (RSA)      $     4,955          5,586          6,101          7,342         9,779
                                                   =========      =========      =========      =========     =========

    LIABILITIES AND EQUITY
    Money market type deposits                  $     2,524          2,815          2,886          2,900         2,906
    Other core savings and time deposits                885          1,736          2,192          3,287         4,723
    Negotiated deposits                                 492            713            890          1,030         1,090
    Borrowings                                        1,551          1,671          1,783          1,783         1,804
                                                   ---------      ---------      ---------      ---------     ---------
         Total rate sensitive liabilities       $     5,452          6,935          7,751          9,000        10,523
         (RSL) (3)                                 =========      =========      =========      =========     =========

    Interest rate swaps (3)                            (601)          (624)          (631)          (557)         (522)
                                                   =========      =========      =========      =========     =========

    GAP (RSA - RSL)                             $    (1,098)        (1,973)        (2,281)        (2,215)       (1,266)

    RSA divided by RSL                                81.86 %        73.90          72.79          76.82         88.54
    GAP divided by equity                            (73.10)       (131.36)       (151.86)       (147.47)       (84.29)
    RSA divided by total assets                       21.01          23.68          25.87          31.13         41.46
    RSL divided by total assets                       25.66          32.05          35.54          40.52         46.83
    GAP divided by total assets                       (4.66)         (8.36)         (9.67)         (9.39)        (5.37)

    Assumptions:
    (1) Maturities of rate senstiive securities are based on contractual maturities and estimated prepayments.
    (2)  Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing impact.
    (3)  Maturities of rate sensitive liabilities and interest rate swap amounts are based on contractual maturities and repricing.


    II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   (11) Statement regarding  computation of per share
                        earnings.

                        The computation of primary and fully diluted earnings per share is described in Note 5 to the Consolidated Financial Statements on page 6 of this report.

                   (27) Financial Data Schedule

              (b)  Reports on Form 8-K

                   The Registrant filed a Current Report on Form 8-K dated July 14, 1994, discussing its pending acquisitions and reporting the release of its earnings and financial highlights.

                   The Registrant filed a Current Report on Form 8-K dated July 25, 1994, containing the following: the Underwriting Agreement, dated July 19, 1994, between Registrant and the Underwriters named therein, a form of First of America Bank Corporation's 7-3/4% Subordinated Notes Due July 15, 2004 and the First Supplemental Indenture, dated as of July 1, 1994, between Registrant and Continental Bank as Trustee.


                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST OF AMERICA BANK CORPORATION
                                  ----------------------------------
                                          REGISTRANT


    Date:  November 9, 1994       /s/ T.W. LAMBERT

                                  Thomas W. Lambert
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

                         EXHIBIT INDEX

    (27)   Financial Data Schedule