Form 10-K
period 1994-12-31
FIRST OF AMERICA BANK CORP /MI/
filed 1995-03-06
CIK 36703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1994        Commission File Number
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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, $2,038,232,632 on February 28, 1995.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       CLASS                                      OUTSTANDING AT FEBRUARY 28, 1995
- ----------------------------------------------------    ----------------------------------------------------
            Common Stock, $10 Par Value                                      63,187,369

                      DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION FROM THE FOLLOWING DOCUMENT HAS BEEN
   INCORPORATED INTO THIS REPORT BY REFERENCE                    PARTS OF THIS REPORT INTO
     TO THE EXTENT INDICATED IN THOSE PARTS                         WHICH INCORPORATED
- -------------------------------------------------    -------------------------------------------------
Proxy Statement dated March 15, 1995 for the
Annual Meeting of Shareholders to be
held on April 19, 1995                                                      III

                                     PART I

ITEM 1.  BUSINESS OF FIRST OF AMERICA BANK CORPORATION

GENERAL

    First of America Bank Corporation (herein after referred to as First of America or the Registrant) is a multi-bank holding company headquartered in Kalamazoo, Michigan. The Registrant was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising eight affiliate financial institutions which operate general, commercial banking businesses from 630 banking offices and facilities located in Michigan, Florida, Illinois and Indiana. The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, securities brokerage and investment advisory services. At December 31, 1994, the Registrant had assets of $24.6 billion, deposits of $20.2 billion and shareholders' equity of $1.6 billion.

    The Registrant has responsibility for the overall conduct, direction and performance of its affiliates. The Registrant establishes direction and policies for the entire organization and monitors compliance with these policies. The Registrant provides capital funds to affiliates as required and assists affiliates in asset and liability management, marketing, planning, accounting, tax, internal audit, loan review, and human resource management for its 13,490 full time equivalent employees. The operational responsibilities of each affiliate rest with its officers and directors. The Registrant derives its income principally from dividends upstreamed from its subsidiaries.

SUBSIDIARY BANKS

    As of December 31, 1994, the Registrant had two wholly owned subsidiaries, First of America Bank-Michigan, N.A. and First of America Bank-Illinois, N.A. which met the conditions for "significant subsidiary." First of America Bank-Michigan, N.A., is a general commercial bank based in Kalamazoo, Michigan, and at December 31, 1994, had $12.4 billion in assets and $10.5 billion in deposits. First of America Bank-Illinois, N.A., is a general commercial bank based in Bannockburn, Illinois, and at December 31, 1994, had $7.9 billion in assets and $6.4 billion in deposits. Similar to all of the Registrant's banking subsidiaries, these subsidiaries offer a broad range of lending, depository and related financial services to individual, commercial, industrial, financial, and governmental customers, including demand, savings and time deposits, secured and unsecured loans, lease financing, letters of credit, money transfers, corporate and personal trust services, cash management, and other financial services.

    No material part of the business of the Registrant and its subsidiaries is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Registrant.

NON-BANKING SUBSIDIARIES

    First of America Mortgage Company is a wholly owned subsidiary of the Registrant headquartered in Kalamazoo, Michigan. First of America Mortgage Company engages in the servicing of both commercial and residential real estate loans for institutional investors and certain affiliates of the Registrant and secondary market sales and loan originations. FOA Mortgage Company is a wholly owned subsidiary of First of America Mortgage Company and provides mortgage origination services.

    First of America Insurance Company is a wholly owned subsidiary of the Registrant. The insurance company reinsures credit life and disability insurance provided by an unaffiliated insurer for customers of the Registrant's affiliates.

    First of America Brokerage Service, Inc., is a wholly owned subsidiary of First of America Bank -- Michigan, N.A. It is a registered broker-dealer and provides retail securities brokerage services through a clearing broker to customers of the Registrant's affiliate banks and others.

    First of America Investment Corporation is a wholly owned subsidiary of First of America Bank -- Michigan, N.A. First of America Investment Corporation is a registered investment adviser which provides comprehensive investment advisory services to the trust division of the Registrant and to individual and institutional investors. It also serves as investment adviser for The Parkstone Group of Funds, First of America's proprietary mutual funds.

    First of America Securities, Inc. is a wholly owned subsidiary of the Registrant. It is a registered broker-dealer and engages in limited securities underwriting and dealing as well as other capital market activities.

    First of America Trust Company is a wholly owned subsidiary of the Registrant. It provides trust services to customers of the Registrant's Illinois affiliate.

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

    Technological changes have resulted in computer and communication applications intended to meet the needs of First of America's business and consumer customers in a convenient, efficient and reliable manner. Affiliate banks of the Registrant have 647 automated teller machines (ATM's) located both on bank premises to handle banking transactions 24 hours per day and off-premise terminals located in high volume retail and service locations.

SUPERVISION AND REGULATION

    The Registrant and its subsidiary banks are subject to supervision, regulation and periodic examination by various federal and state banking regulatory agencies, including the Board of Governors of the Federal Reserve Board (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of Thrift Supervision (the "OTS"), the Florida Commissioner, the Illinois Commissioner of Banks and Trust Companies (the "Illinois Commissioner"), the Michigan Financial Institutions Bureau (the "Michigan FIB") and the Indiana Department of Financial Institutions (the "Indiana DFI"). Since it is a bank holding company, the Registrant's activities and those of its affiliates are limited to the business of banking and activities closely related to banking.

    The following is a summary of certain statutes and regulations affecting First of America and its affiliate financial institutions. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies.

    BANK HOLDING COMPANIES. As a bank holding company, First of America is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and by the FRB. Among other things, the BHCA imposes requirements for the maintenance of capital adequate to support a bank holding company's operations. The BHCA also restricts the geographic and product range of bank holding companies by circumscribing the types and locations of institutions bank holding companies may own or acquire. The BHCA limits bank holding companies to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. The BHCA requires bank holding companies to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. Bank holding companies are also prohibited from acquiring shares of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are primarily conducted unless the acquisition is specifically authorized by statute of the state of the bank whose shares are to be acquired.

    Under a Michigan statute applicable to First of America, a Michigan bank holding company may acquire a bank located in any state in the United Sates if the laws of the other state permit ownership of banks located in that state by a Michigan bank holding company. Under the same Michigan statute, a Michigan bank or bank holding company may be acquired by a bank holding company located in any state in the United States, subject to approval of the Michigan FIB and the existence of a reciprocal law in such other state.

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

    Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS is granted broad power to impose restrictions on savings and loan holding company activities, including the payment of dividends to the holding company by and transactions with affiliated savings associations, if the OTS determines that there is reasonable cause to believe that the continuation by the holding company of any activity constitutes a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

    BANKS. First of America's affiliate banks are subject to regulation, supervision and periodic examination by the bank regulatory agency of the state under the laws of which the affiliate bank is chartered or, in the case of national banks, the OCC. Additionally, certain of First of America affiliate state banks and all of its affiliate national banks are members of the Federal Reserve System, and as such are subject to applicable provisions of the Federal Reserve Act and regulations thereunder. These regulations relate to reserves and other aspects of banking operations. First of America's affiliate state bank that is not a member of the Federal Reserve System is subject to federal regulation, supervision and examination by the FDIC. Deposits held by all affiliate banks of First of America are insured, to the extent permitted by law, by the FDIC. Applicable federal and state law govern, among other things, the scope of First of America's affiliate banks' businesses, maintenance of adequate capital, investments and loans they may make, transactions with affiliates and their activities with respect to mergers and establishing branches.

    SAVINGS ASSOCIATIONS. First of America Bank -- Florida, FSB is a federally chartered savings association subject to regulation, supervision and regular examination by the OTS. Federal law governs, among other things, the scope of the savings association's business, required reserves against deposits, the investments and loans the savings association may make, and transactions with the savings association's affiliates. Deposits held by such savings associations are insured, to the extent permitted by law, by the FDIC.

    NON-BANKING SUBSIDIARIES. First of America has non-banking subsidiaries that are broker-dealers, a securities underwriter and an investment adviser, each registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. These subsidiaries are also subject to regulation under various state securities laws. Because they are affiliated with First of America's subsidiary banks, these subsidiaries are subject to certain limitations on their securities activities imposed by federal banking laws.

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

             Name                Age                                   Position and Office
- --------------------------------------------------------------------------------------------------------------------------
Daniel R. Smith...............   60     Chairman and Chief Executive Officer of the Registrant.
Richard F. Chormann...........   57     President and Chief Operating Officer of the Registrant.
Donald J. Kenney..............   47     Executive Vice President of the Registrant since October 1994; previously Senior
                                        Vice President-Automation, Operations, Retail Credit and Mortgage since 1994;
                                        President and Chief Executive Officer of First of America's former subsidiary,
                                        Champion Federal Savings and Loan Association in Bloomington, Illinois during 1992 and 1993; Senior Vice President-Automation and Operations since 1988.
Thomas W. Lambert.............   53     Executive Vice President and Chief Financial Officer of the Registrant.
John B. Rapp..................   58     Executive Vice President of the Registrant.
David B. Wirt.................   55     Executive Vice President of the Registrant.
Lee J. Cieslak................   55     Chairman and Chief Executive Officer, First of America Bank-Florida, FSB since
                                        April 1994; previously President and Chief Executive Officer of First of America
                                        Bank-Metro Southwest, N.A. (formerly named First of America Bank-Kankakee) since
                                        1989.
William R. Cole...............   56     Chairman and Chief Executive Officer, First of America Bank-Michigan, N.A. since
                                        1990 and First of America Bank-West Michigan since 1991.
Robert K. Kinning.............   59     Chairman and Chief Executive Officer, First of America Bank-Illinois, N.A. since
                                        October 1994; previously President and Chief Executive Officer of First of America
                                        Bank-Central since 1986.
Malcolm C. Pownall............   51     Chairman and Chief Executive Officer, First of America Bank-Indiana since October
                                        1994; previously President of First of America Bank-Indiana since 1990.
- --------------------------------------------------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The Registrant is headquartered in Kalamazoo, Michigan.

    The Registrant's subsidiaries operate a total of 630 offices of which 441 are owned by the respective banks with the remaining offices under lease agreements. Reference is made to Note 9 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" included later in this document for further information regarding the terms of these leases. All of these offices are considered by management to be well maintained and adequate for the purpose intended.

ITEM 3.  LEGAL PROCEEDINGS

    The subsidiaries of the Registrant are routinely engaged in litigation, both as plaintiff and defendant, which is incident to their business, and in certain proceedings, claims or counter-claims have been asserted against the Registrant's subsidiaries. Management, after consultation with legal counsel, does not currently anticipate that the ultimate liability, if any, arising out of such litigation and threats of litigation will have a material effect on the financial position, results of operations or liquidity of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the three months ended December 31, 1994.

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

    Common stock dividends, payable in cash, were declared on a quarterly basis during 1994 and 1993. The dividends declared per common share totaled $1.64 during 1994 and $1.55 during 1993. Restrictions on the Registrant's ability to pay dividends are described in Note 14 of the Registrant's "Notes to Consolidated Financial Statements" included under "Item 8. Financial Statements and Supplementary Data" included later in this document.

    The number of record holders of the Registrant's common stock as of December 31, 1994 was 30,600.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to the following information included in "Item 7. Management's Discussion and Analysis -- Table II" under the caption "Selected Financial Data": the line items "Interest income" through "Fully diluted" earnings per share, "Cash dividends declared per common share," "Total assets" and "Long-term debt" for the years 1990 through 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following financial review discusses the performance of First of America, on a consolidated basis, for the three years ended December 31, 1994, and should be read in conjunction with the consolidated financial statements and notes thereto.

MERGERS AND ACQUISITIONS

    Table I below and Note 2 of the Notes to Consolidated Financial Statements, included later in this document, summarize First of America's business combinations for the past three years.

BUSINESS COMBINATIONS                                                    TABLE I
($ in thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                 1994                                      1993                                      1992
- ---------------------------------------------------------------------------------------------------------------------------
                               Assets                                    Assets                                    Assets
         Affiliate            Acquired              Affiliate           Acquired             Affiliate            Acquired
- ---------------------------------------------------------------------------------------------------------------------------
Presidential Holding                       Kewanee Investing Company,
  Corporation..............  $  256,352    Inc........................  $ 29,776    Security Bancorp, Inc......  $2,716,029
                                           Citizens Federal Bank                    First Petersburg
F & C Bancshares, Inc. ....     379,791    (14 Branches)..............   499,337      Bancshares, Inc..........      50,100
                                                                                                                 ----------
                                           Pioneer Mortgage Co.
First Park Ridge Corp. ....     327,391    (five offices).............        --
                                                                        --------
LGF Bancorp, Inc. .........     412,336
Goldome Federal
  Branches (36)............     376,858
                             ----------
                             $1,752,728                                 $529,113                                 $2,766,129
- ---------------------------------------------------------------------------------------------------------------------------

    During 1994, First of America added over $700 million in assets and nine offices to its Illinois franchise and entered new markets in Florida. On May 1, 1994, First of America completed the acquisition of LGF Bancorp, Inc., an Illinois thrift holding company, and on October 1, 1994, completed the acquisition of First Park Ridge Corporation, a three bank holding company located in suburban Chicago. The Florida expansion included three acquisitions: on April 15, 1994, First of America acquired from the Resolution Trust Corporation,

Goldome Federal's Florida branches which included $376 million in deposits; and at December 31, 1994, First of America completed the acquisitions of F&C Bancshares, Inc. and its principal subsidiary, First Federal Savings Bank of Charlotte County, along with Presidential Holding Corporation and its principal subsidiary, Presidential Bank, FSB. First of America's Florida franchise ended the year with $1.2 billion in total assets and $1.0 billion in total deposits.

1994 HIGHLIGHTS

    Net income for 1994 was $220.5 million, down 10.9 percent compared with the $247.4 million reported in 1993, and earnings per share were $3.69 versus $4.14 a year ago. The current year's results were impacted by 1994's rising interest rate environment which contributed to the lower net interest margin, 4.58 percent compared with 4.86 percent in 1993, and lower non-interest income. Non-interest expense growth, mainly due to costs related to the company's expansion into Florida, also contributed to the lower level of earnings. Benefitting from a low interest rate environment, 1993's results included record gains on the sale of mortgages and securities. Reported net income for 1992 was $147.5 million, or $2.46 per fully diluted share, and was impacted by three non-recurring charges -- adoption of Financial Accounting Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ($22.0 million), one-time Security Bancorp merger and assimilation costs ($23.9 million), and an intangible asset writedown ($25.9 million).

    Also lagging last year's results, return on average assets for 1994 was 0.98 percent versus 1.20 percent in 1993 and 0.75 percent in 1992. Return on average total shareholders' equity for the same periods was 14.44 percent, 17.50 percent and 11.38 percent, respectively.

    One constant in First of America's results was its asset quality, which remained strong and improved further throughout 1994. Non-performing assets as a percent of total assets were 0.57 percent at year-end, an improvement over both the year-end 1993 and 1992 ratios of 0.86 percent and 0.97 percent, respectively. Net charge-offs as a percent of average loans was also lower than the prior two years at 0.39 percent for 1994 versus 0.53 percent a year ago and
0.57 percent for 1992.

    Total assets were $24.6 billion at December 31, 1994, a 15.7 percent increase over the $21.2 billion reported at December 31, 1993, primarily as a result of acquisitions. Total loans increased 17.0 percent to $16.8 billion. Excluding acquisitions, total loans grew 10.5 percent over a year ago.

    Total shareholders' equity increased 3.6 percent to $1.6 billion at year-end 1994. The increase resulted from earnings retention and equity added from acquisitions. This increase was offset by the $121.9 million negative change in the unrealized loss, net of tax, for the available for sale securities as required by Financial Accounting Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and the reduction in equity resulting from the common stock repurchase of 3.4 million shares. Book value per share was $25.12 compared with $25.60 and $22.49 for year-ends 1993 and 1992.

    The Board of Directors increased the cash dividend paid per common share in October 1994 to $1.68, on an annualized basis, a five percent increase. This increase represents the twelfth year in a row First of America has increased its annual dividend and indicates the Board's continued confidence in the company's profitability.

    First of America announced in August 1994 its intent to consolidate its bank affiliates into one bank in each state of operation, including consolidation of certain backroom functions. This will provide a reduction in certain overhead expenses and a more streamlined approach to managing the company's lines of business.

SELECTED FINANCIAL DATA                                                 TABLE II
($ in thousands, except per share data)

                              5 Year
                            Compounded                                    Year Ended December 31,
                              Growth       --------------------------------------------------------------------------------------
                               Rate           1994            1993           1992           1991           1990           1989
- ---------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Interest income...........       2.0%      $ 1,600,877      1,510,966      1,596,127      1,537,861      1,519,841      1,447,239
Interest expense..........      (3.9)          662,142        608,949        721,300        786,910        841,142        806,619
                                           -----------     ----------     ----------     ----------     ----------     ----------
Net interest income.......       7.9           938,735        902,017        874,827        750,951        678,699        640,620
Provision for loan
 losses...................      14.6            86,571         84,714         78,809         71,030         44,782         43,805
Total non-interest
 income...................      11.3           284,373        292,184        261,316        209,900        181,558        166,604
Total non-interest
 expense..................       7.8           813,418        763,528        796,348        665,732        602,319        558,183
Applicable income tax
 expense..................      13.8           102,616         98,574         91,506         64,625         58,628         53,728
Extraordinary item, net of
 tax......................       n/a                --             --        (21,956)            --             --             --
- ---------------------------------------------------------------------------------------------------------------------------------
Net income................       7.8%      $   220,503        247,385        147,524        159,464        154,528        151,508
- ---------------------------------------------------------------------------------------------------------------------------------
Net income applicable to
 common stock.............      10.7%      $   220,503        241,232        135,015        144,028        137,818        132,897
- ---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON STOCK
 Primary..................       7.9%      $      3.69           4.20           2.46           2.69           2.62           2.52
 Fully diluted............       7.9              3.69           4.14           2.46           2.69           2.62           2.52
Average common shares
 outstanding ("000")......       2.6            59,812         57,417         54,842         53,536         52,622         52,685
Cash dividends declared
 per
 common share.............       8.7       $      1.64           1.55           1.34           1.24           1.15           1.08
Primary book value per
 common share.............       7.5             25.12          25.60          22.12          20.58          18.97          17.52
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET SUMMARY
ASSETS:
Cash and due from banks...       1.5%      $ 1,060,788        903,517        918,960      1,000,578      1,028,159        983,018
Federal funds sold, resale
 agreements and time
 deposits.................     (34.5)           55,271         74,909        175,030        254,333        146,175        457,828
Securities:
   Held to maturity.......       2.9         3,112,876      1,856,623      3,489,626      4,261,360      3,775,030      3,604,406
   Available for sale.....       n/a         2,587,626      3,261,481             --             --             --             --
   Held for sale..........       n/a                --             --      1,137,420             --             --             --
Loans -- net of unearned
 income...................      11.1        16,834,858     14,394,155     13,756,017     13,228,027     11,228,221      9,950,467
Allowance for loan
 losses...................      12.6          (228,115)      (188,664)      (176,793)      (174,882)      (137,012)      (126,175)
Other assets..............      12.4         1,145,398        928,450        846,507        900,552        749,379        637,898
- ---------------------------------------------------------------------------------------------------------------------------------
Total assets..............       9.6%      $24,568,702     21,230,471     20,146,767     19,469,968     16,789,952     15,507,442
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Deposits..................       7.9%      $20,200,266     18,243,703     18,035,553     17,483,232     15,016,343     13,828,041
Short term borrowings.....      47.1         1,882,739        994,578        338,023        282,225        264,049        273,286
Long term debt............      31.9           681,236        254,193        254,051        260,398        179,899        170,680
Other liabilities.........      13.9           225,573        214,560        183,649        176,745        153,658        117,477
Total shareholders'
 equity...................       7.2         1,578,888      1,523,437      1,335,491      1,267,368      1,176,003      1,117,958
- ---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 equity...................       9.6%      $24,568,702     21,230,471     20,146,767     19,469,968     16,789,952     15,507,442
- ---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average total
 equity...................                       14.44%         17.50          11.38          13.07          13.70          14.07
Return on average
 assets...................                        0.98           1.20           0.75           0.95           0.98           1.02
Net interest margin (a)...                        4.58           4.86           4.98           5.07           4.92           4.95
Total shareholders' equity
 to assets at
 year-end.................                        6.43           7.18           6.63           6.51           7.00           7.21
- ---------------------------------------------------------------------------------------------------------------------------------

(a) Fully taxable equivalent; based on a marginal federal income tax rate of 35% for 1994 and 1993, and 34% for prior years.

INCOME ANALYSIS

    NET INTEREST INCOME -- Net interest income is the primary source of revenue for First of America, accounting for 76.7 percent of total revenue. For 1994 net interest income on a fully taxable equivalent basis (FTE) was $955.7 million, up
3.3 percent from $925.1 million in 1993. The 1994 increase was the result of 9.6 percent growth in average earning assets offsetting the lower net interest margin of 4.58 percent versus 4.86 percent for 1993. For the 1993 comparison with 1992, net interest income (FTE) increased 2.8 percent also due to a higher level of average earning assets offsetting a lower net interest margin.

    Total interest income on a fully taxable equivalent basis increased 5.9 percent over a year ago. The increase resulted from the growth of earning assets having a greater impact than the decline in asset yields as detailed in Table
III. Interest expense was $53.2 million, or 8.7 percent over 1993, as the increased volume of interest-bearing liabilities offset their lower cost.

    Table III presents a summary of the changes in net interest income resulting from changes in volumes and rates for 1994 and 1993. Net interest income, average balance sheet amounts and the corresponding yields and costs for the years 1990 through 1994 are shown in Table IV.

VOLUME/RATE ANALYSIS                                                   TABLE III
($ in thousands)

                                                      1994 Change From 1993 Due To               1993 Change From 1992 Due To
 ------------------------------------------------------------------------------------------------------------------------------
                                                    Volume        Rate         Total          Volume        Rate         Total
- ------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans (FTE).....................................   $ 111,385      (50,000)      61,385         41,276      (107,264)      (65,988)
Taxable securities..............................      44,597       (4,370)      40,227         41,148       (52,325)      (11,177)
Tax exempt securities (FTE).....................     (18,389)       1,080      (17,309)         3,271        (7,035)       (3,764)
Money market investments........................        (668)         163         (505)        (4,582)       (1,654)       (6,236)
- ------------------------------------------------------------------------------------------------------------------------------
Total interest income (FTE).....................   $ 136,925      (53,127)      83,798         81,113      (168,278)      (87,165)
- ------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest bearing deposits.......................   $  25,696      (28,260)      (2,564)        14,010      (135,114)     (121,104)
Short term borrowings...........................      31,792       10,051       41,843         11,713        (1,271)       10,442
Long term debt..................................   14,892...         (978)      13,914          1,984        (3,673)       (1,689)
- ------------------------------------------------------------------------------------------------------------------------------
Total interest expense..........................   $  72,380      (19,187)      53,193         27,707      (140,058)     (112,351)
- ------------------------------------------------------------------------------------------------------------------------------
Change in net interest income...................   $  64,545      (33,940)      30,605         53,406       (28,220)       25,186
- ------------------------------------------------------------------------------------------------------------------------------

* Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. Non-taxable income has been adjusted to a fully taxable equivalent basis.

- --------------------------------------------------------------------------------
AVERAGE BALANCE/NET INTEREST INCOME/AVERAGE RATES                       TABLE IV
($ in thousands)

     Year Ended December 31,                     1994                                 1993                            1992
- ------------------------------------------------------------------------------------------------------------------------------------
                                                             Average                              Average
                                                 Interest     Rate                   Interest      Rate                     Interest
                                    Average      Income/     Earned/      Average    Income/      Earned/     Average       Income/
                                    Balance      Expense      Paid        Balance    Expense       Paid       Balance       Expense
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments.........  $    72,736       2,349     3.23%    $    93,662       2,854     3.05%    $   233,757       9,090
Investment securities:
U.S. Treasury, federal agencies
 and other.......................    5,319,354     303,098     5.70       4,537,814     262,871     5.79       3,898,195     274,048
State and municipal
 securities(1)...................      306,946      25,296     8.24         530,407      42,605     8.03         493,785      46,369
Total loans(1)(2)................   15,172,618   1,287,121     8.48      13,875,584   1,225,736     8.83      13,435,991   1,291,724
                                   -----------   ---------              -----------   ---------              -----------   ---------
Total earnings assets/total
 interest income(1)..............   20,871,654   1,617,864     7.75      19,037,467   1,534,066     8.06      18,061,728   1,621,231
                                   -----------   ---------              -----------   ---------              -----------   ---------
Less allowance for loan losses...      206,703                              182,594                              176,595
Cash and due from banks..........      892,959                              839,506                              818,279
Other assets.....................      992,857                              850,783                              870,879
- ------------------------------------------------------------------------------------------------------------------------------------
Total............................  $22,550,767                          $20,545,162                          $19,574,291
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts.........  $ 3,385,164      53,971     1.59%    $ 3,137,831      66,088     2.11%    $ 2,820,091      86,568
Money market savings and checking
 accounts........................    4,114,885     115,725     2.81       3,852,780      95,314     2.47       3,972,004     128,820
Time deposits....................    8,849,576     398,239     4.50       8,638,044     409,097     4.74       8,520,485     476,215
                                   -----------   ---------              -----------   ---------              -----------   ---------
Total interest-bearing
 deposits........................   16,349,625     567,935     3.47      15,628,655     570,499     3.65      15,312,580     691,603
Short term borrowings............    1,325,584      60,389     4.56         575,074      18,546     3.22         216,352       8,104
Long term debt...................      485,494      33,818     6.97         272,297      19,904     7.31         248,032      21,593
                                   -----------   ---------              -----------   ---------              -----------   ---------
Total interest-bearing
 liabilities/ total interest
 expense.........................   18,160,703     662,142     3.65      16,476,026     608,949     3.70      15,776,964     721,300
                                   -----------   ---------              -----------   ---------              -----------   ---------
Demand deposits..................    2,665,183                            2,463,534                            2,301,768
Other liabilities................      197,330                              191,922                              198,633
Non-redeemable
 preferred/preference stock......           --                               74,586                              140,952
Common shareholders' equity......    1,527,551                            1,339,094                            1,155,974
- ------------------------------------------------------------------------------------------------------------------------------------
Total............................  $22,550,767                          $20,545,162                          $19,574,291
- ------------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets...                              7.75%                                8.06%
Interest expense/earning
 assets..........................                              3.17                                 3.20
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest margin/earning
 assets..........................                              4.58%                                4.86%
- ------------------------------------------------------------------------------------------------------------------------------------

     Year Ended December 31,                                1991                                 1990
- ---------------------------------------------------------------------------------------------------------------------
                                     Average                                Average                           Average
                                      Rate                    Interest       Rate                 Interest     Rate
                                     Earned/     Average      Income/      Earned/     Average    Income/     Earned/
                                      Paid       Balance      Expense       Paid       Balance    Expense      Paid
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments.........    3.89%    $   273,208      17,679     6.47%    $   462,816      38,941     8.41%
Investment securities:
U.S. Treasury, federal agencies
 and other.......................    7.03       3,267,738     274,884     8.41       3,041,910     265,876     8.74
State and municipal
 securities(1)...................    9.39         580,307      56,640     9.76         599,891      59,607     9.94
Total loans(1)(2)................    9.61      11,276,061   1,217,808    10.80      10,359,695   1,188,213    11.47
                                              -----------   ---------              -----------   ---------
Total earnings assets/total
 interest income(1)..............    8.98      15,397,314   1,567,011    10.18      14,464,312   1,552,637    10.74
                                              -----------   ---------              -----------   ---------
Less allowance for loan losses...                 139,332                              129,067
Cash and due from banks..........                 785,798                              803,022
Other assets.....................                 754,446                              665,238
- ------------------------------------------------------------------------------------------------------------------------------------

Total............................             $16,798,226                          $15,803,505
- ------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts.........    3.07%    $ 2,375,565     105,904     4.46%    $ 2,334,355     111,322     4.77%
Money market savings and checking
 accounts........................    3.24       3,829,647     186,406     4.87       3,419,159     197,699     5.78
Time deposits....................    5.59       6,804,895     469,094     6.89       6,260,473     493,857     7.89
                                              -----------   ---------              -----------   ---------
Total interest-bearing
 deposits........................    4.52      13,010,107     761,404     5.85      12,013,987     802,878     6.68
Short term borrowings............    3.75         177,834       9,424     5.30         257,243      18,836     7.32
Long term debt...................    8.71         176,780      16,082     9.10         199,592      19,428     9.73
                                              -----------   ---------              -----------   ---------
Total interest-bearing
 liabilities/ total interest
 expense.........................    4.57      13,364,721     786,910     5.89      12,470,822     841,142     6.74
                                              -----------   ---------              -----------   ---------
Demand deposits..................               2,064,849                            2,068,642
Other liabilities................                 148,626                              136,245
Non-redeemable
 preferred/preference stock......                 165,730                              178,605
Common shareholders' equity......               1,054,300                              949,191
- ------------------------------------------------------------------------------------------------------------------------------------

Total............................             $16,798,226                          $15,803,505
- ------------------------------------------------------------------------------------------------------------------------------------

Interest income/earning assets...    8.98%                               10.18%                               10.74%
Interest expense/earning
 assets..........................    4.00                                 5.11                                 5.82
- ------------------------------------------------------------------------------------------------------------------------------------

Net interest margin/earning
 assets..........................    4.98%                                5.07%                                4.92%
- ------------------------------------------------------------------------------------------------------------------------------------


(1) Interest income on obligations of states and political subdivisions and on tax exempt commercial loans has been adjusted to a taxable equivalent basis using a marginal federal tax rate of 35% for 1994 and 1993, and 34% for prior years.

(2) Non-accrual loans are included in average loan balances.

    NET INTEREST MARGIN -- The net interest margin for 1994 was 4.58 percent compared with 4.86 percent in 1993 and 4.98 percent in 1992. Increases in short term rates by the Federal Reserve totalled 250 basis points during 1994. As rates increased, interest sensitive deposit products grew rapidly and repriced faster than interest sensitive assets, specifically loans, causing compression in the net interest margin. For example, the FirstRate Fund, a deposit product which carries a variable rate tied to the T-bill rate, increased to $2.1 billion at December 31, 1994 from $526 million at December 31, 1993. The average rate paid on this product increased 130 basis points over the year.

    The acquisitions of Goldome Federal and LGF Bancorp, Inc., early in the second quarter, added over $700 million in higher priced thrift deposits to the balance sheet while adding only $370 million in earning assets. These two acquisitions combined to lower the net interest margin for the year by 9 basis points.

    Also impacting the net interest margin on the asset side of the balance sheet were competitive pricing issues regarding consumer loans. Indirect installment loans were being priced below the loans maturing in the portfolio and at spreads which reduced the profitability of the portfolio. In addition, First of America competitively repriced a portion of its credit cards from eighteen percent fixed rate cards to a lower variable rate product.

    In order to moderate the future impact of interest rate changes on net interest income, First of America sold $180 million in securities and terminated $82.9 million in interest rate swaps during the fourth quarter. The immediate impact of these moves is discussed later in this document under "Non-interest Income." At December 31, 1994, the estimated impact of these changes resulted in approximately two percent of net income being at risk from a one hundred basis point change in interest rates. Interest rate risk is covered in more detail later in this document under "Funding, Liquidity and Interest Rate Risk" and in Tables XIV and XV.

    PROVISION FOR LOAN LOSSES -- The provision for loan losses is based on the current level of net charge-offs and management's assessment of the credit risk inherent in the loan portfolio. For 1994, the provision for loan losses was increased 2.2 percent to $86.6 million from $84.7 million in 1993 to keep pace with growth in the total loan portfolio, as net charge-offs decreased $14.4 million year-over-year. The 1992 provision was $78.8 million. The decrease in net charge-offs during 1994 contributed to the increased coverage of non-performing loans, which was 224.4 percent at December 31, 1994 compared with
142.9 percent at December 31, 1993.

    As a percent of average assets, the 1994 provision was 0.38 percent compared with the 0.41 percent and 0.40 percent reported for 1993 and 1992, respectively. Additional information on the provision for loan losses, net charge-offs and non-performing assets is provided in Tables IX and XI and under the caption, "Credit Risk Profile," presented later in this discussion.

    NON-INTEREST INCOME -- Non-interest income was down 2.7 percent over 1993, totalling $284.4 million versus $292.2 million, as net gains on the sales of securities and residential mortgages combined to add only $17.0 million to non-interest income in 1994 versus $46.2 million in 1993. The rising interest rate environment during 1994 heavily impacted these income sources. Excluding gains on the sale of securities and mortgage loans, non-interest income would have increased 8.7 percent over 1993. Non-interest income totaled $261.3 million for 1992. Table V presents trends in the major components of non-interest income from 1990 to 1994.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE                             TABLE V
($ in thousands)

                                                                                                                     Change
                                                                                                                   1994/1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                         1994       1993       1992       1991       1990      Amount     Percent
- ------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposits.........................   $ 89,164     84,648     79,522     70,318     64,388      4,516       5.3%
Trust and financial services income.................     81,717     77,290     68,850     60,904     51,038      4,427       5.7
Investment securities transaction...................      5,349     16,753     14,993      1,088     (6,380)   (11,404)    (68.1)
Other operating income..............................    108,143    113,493     97,951     77,590     72,512     (5,350)     (4.7)
- ---------------------------------------------------------------------------------------------------------------------
Total non-interest income...........................   $284,373    292,184    261,316    209,900    181,558     (7,811)     (2.7)
- ------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Personnel...........................................   $430,563    403,119    410,854    361,187    326,308     27,444       6.8%
Occupancy, net......................................     60,471     55,093     57,286     50,413     48,985      5,378       9.8
Equipment...........................................     56,111     53,376     63,134     51,474     46,690      2,735       5.1
Data processing.....................................     17,524     14,963     10,380     11,448     13,005      2,561      17.1
Amortization of intangibles.........................     16,577      8,902     38,336     10,303      8,583      7,675      86.2
FDIC premiums.......................................     42,055     39,680     38,711     31,032     16,444      2,375       6.0
Other operating expense.............................    190,117    188,395    177,647    149,875    142,304      1,722       0.9
- ---------------------------------------------------------------------------------------------------------------------
Total non-interest expense..........................   $813,418    763,528    796,348    665,732    602,319     49,890       6.5
- ------------------------------------------------------------------------------------------------------------------------------
Non-interest income as a percent of
  average assets....................................       1.26%      1.42       1.33       1.25       1.15
Non-interest expense as a percent of
  average assets....................................       3.61       3.72       4.07       3.96       3.81
Burden ratio........................................       2.35       2.30       2.74       2.71       2.66
Efficiency ratio....................................      65.59      62.72      68.58      67.25      67.44
Efficiency ratio, excluding FDIC premiums...........      62.20      59.46      65.24      64.11      65.60
- ------------------------------------------------------------------------------------------------------------------------------

    Service charges on deposit accounts, the largest component of fee income for First of America, increased 5.3 percent in 1994 to $89.2 million compared with $84.6 million in 1993 and $79.5 million in 1992. Growth in these fees reflect the growth in non-interest bearing transaction accounts, which were up 4.8 percent over last year.

    Trust and financial services revenue increased 5.7 percent over a year ago to $81.7 million. Both components of trust and financial services revenue, traditional trust fees and brokerage and investment advisory services, felt the impact of changes in the financial markets. Traditional trust fees, the largest component, was $59.8 million compared with $56.7 million in 1993 and $51.1 million in 1992. These fees generally follow the growth of total assets under management and are affected by changes in the securities market as many fees are assessed based on the market value of managed funds. Total trust and financial services assets under management at December 31, 1994, totalled $13.2 billion versus $12.6 billion at December 31, 1993 and $11.9 billion at December 31, 1992. The Parkstone Group of Funds accounted for $4.7 billion of the 1994 year-end assets under management.

    Other financial services fees, derived from brokerage services and investment advisory services, increased 6.1 percent over last year despite the lagging sales of mutual funds. Total revenue from the sale of Parkstone Mutual Funds and other mutual funds was $4.5 million, down 42.6 percent from $7.8 million in 1993.

    First of America plans to expand its trust and financial services revenue through the acquisition of established investment management firms as well as sales and marketing efforts. On January 1, 1995, First of America completed the acquisition of New England Trust Company, an investment management company based in Providence, Rhode Island, with over $600 million in assets under management. On February 1, 1995, First of America also entered into a partnership with another investment management firm, Gulfstream Global Investors, Ltd., based in Dallas, Texas, with $160 million in assets under management. Gulfstream will provide international investment expertise and manage the Parkstone International Discovery Fund which had approximately $290 million in net assets at December 31, 1994.

    Investment securities gains were down $11.4 million in 1994 versus 1993, representing a $0.12 reduction in 1994's earnings per share. The total net gain from such sales in 1994 was $5.3 million compared with $16.8 million in 1993 and $15.0 million in 1992. To mitigate the interest rate sensitive position of the balance sheet, First of America sold $180 million in available for sale securities during the fourth quarter, resulting in a loss of $3.5 million. First of America also terminated $82.9 million of interest rate swaps during December, 1994, incurring an immediate loss of $804 thousand (included in net securities gains on the income statement) and creating a $1.4 million deferred loss to be amortized into earnings over the remaining life of the hedged liability. At year-end 1994, net unrealized losses of $107.3 million and $170.1 million remained in the Available for Sale and Held to Maturity securities portfolios, respectively. The average maturities of these portfolios at year-end were 3.2 years and 2.8 years, respectively.

    Total credit card fees for 1994 increased to $43.2 million compared with $40.0 million and $36.2 million in 1993 and 1992, respectively. Growth in these fees has averaged 9.9 percent, annually, over the last three years. A component of total credit card fees, merchant discount income, which represents the charge to First of America merchants for processing credit card receipts, increased
25.5 percent over 1993 totalling $28.9 million. The credit card portfolio reached $1.3 billion at December 31, 1994, up 16.5 percent from a year ago.

    First of America's mortgage banking business felt the impact of the rising interest rate environment, as mortgage originations were down 27.4 percent to $2.2 billion in 1994 versus $3.0 billion in 1993, contributing to the decline in gains on the sale of residential mortgages which totalled $11.7 million for 1994 compared with $29.5 million a year ago and $15.2 million in 1992. First of America's servicing portfolio, however, did continue to grow and build servicing income. At December 31, 1994, the mortgage servicing portfolio for outside investors was $3.2 billion, up 15.3 percent over the $2.8 billion at December 31, 1993 and $2.4 billion at December 31, 1992. Mortgage servicing revenues totalled $9.5 million during 1994 compared with $7.0 million in 1993 and $3.6 million in 1992.

    The remaining categories of other operating income increased 18.0 percent over 1993. These revenues totaled $43.8 million in 1994, versus $37.1 million in 1993 and $42.9 million in 1992. Continued sales efforts, coupled with pricing changes implemented during the year, contributed to the growth in miscellaneous fees. The largest components of this group, non affiliate corporate services and ATM network income, increased 51.7 percent and 17.3 percent, respectively, and together, comprised $16.1 million of total non-interest income.

NONBANK SERVICES                                                        TABLE VI
($ in thousands)

                                                                                                                 % Change
                                                                         1994           1993          1992       1994/1993
- --------------------------------------------------------------------------------------------------------------------------
TRUST AND FINANCIAL SERVICES
Traditional trust assets...........................................   $10,110,726     9,870,860     9,544,708        2.4%
Brokerage assets...................................................     1,480,100     1,260,720     1,143,491       17.4
Other assets.......................................................     1,628,056     1,446,407     1,244,339       12.6
- -------------------------------------------------------------------------------------------------------------
Total trust assets.................................................   $13,218,882    12,577,987    11,932,538        5.1
- -------------------------------------------------------------------------------------------------------------
Parkstone funds retail sales.......................................   $   158,291       246,578       107,565      (35.8)
- -------------------------------------------------------------------------------------------------------------
Traditional trust income...........................................   $    59,844        56,677        51,142        5.6
Brokerage income...................................................         9,241        10,159         8,868       (9.0)
Investment management fees, cash management
  fees and other...................................................        12,632        10,454         8,840       20.8
- -------------------------------------------------------------------------------------------------------------
Total trust income.................................................   $    81,717        77,290        68,850        5.7
- --------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING
Gains on sale of loans.............................................   $    11,697        29,456        15,230      (60.3)%
Servicing income...................................................         9,476         6,990         3,616       35.6
Loans sold servicing retained......................................       836,384     1,386,000       594,144      (39.7)
Number of loans serviced at year-end...............................       138,602       130,837       130,829        5.9
- --------------------------------------------------------------------------------------------------------------------------
RETAIL CREDIT SERVICES
Visa/M.C. Gold outstanding.........................................   $   746,716       607,827       248,586       22.9
Other revolving outstanding........................................       774,991       753,777       938,344        2.8
- -------------------------------------------------------------------------------------------------------------
Total revolving portfolio..........................................   $ 1,521,707     1,361,604     1,186,930       11.8
- -------------------------------------------------------------------------------------------------------------
Visa/M.C. Gold accounts............................................       890,810       821,845       389,656        8.4
Other revolving accounts...........................................     1,182,613     1,282,421     1,287,216       (7.8)
- -------------------------------------------------------------------------------------------------------------
Total revolving cardholders........................................     2,073,423     2,104,266     1,676,872       (1.5)
- -------------------------------------------------------------------------------------------------------------
Total revolving credit fees........................................   $    43,216        39,964        36,216        8.1
- --------------------------------------------------------------------------------------------------------------------------

    NON-INTEREST EXPENSE -- As detailed in Table V, non-interest expense was $813.4 million in 1994, an increase of 6.5 percent over 1993's $763.5 million. Excluding acquisitions, non-interest expense would have increased only 2.9 percent over a year ago. As a percent of average assets, non-interest expense improved to 3.61 percent versus 3.72 percent in 1993 and 4.07 percent in 1992.

    The largest component of First of America's non-interest expense is personnel costs which were $430.6 million in 1994 versus $403.1 million in 1993 and $410.9 million in 1992. First of America added 721 employees through acquisitions during the year, but partially offset this increase by reductions due to internal initiatives. Included in the 1994 personnel expense was $3.9 million in one-time severance costs related to the company's internal reorganization. The number of full time equivalent employees per one million dollars in average assets, a measure of the internal efficiencies First of America has been able to create through its continuing program of functional consolidations, has declined each of the last five years. For 1994, this measure was 0.56 full time equivalent employees per million dollars of average assets compared with 0.63 in 1993 and 0.65 in 1992.

    Net occupancy and equipment costs increased 7.5 percent in 1994 to $116.6 million compared with $108.5 million in 1993 and $120.4 million in 1992. The 1994 growth in this expense is largely the result of acquisitions. The 1992 total included $6.2 million in one-time costs for the write-off of duplicative fixed assets from the Security Bancorp acquisition.

    Other operating expenses, which included all other costs of doing business such as outside data processing, advertising, supplies, travel, telephone, professional fees and outside services purchased, were $207.6 million in 1994, up 2.1 percent from 1993's total of

$203.4 million. This increase was primarily due to acquisitions offsetting internal initiatives begun in August. As a percent of average assets, these expenses were only 0.92 percent compared with 0.99 percent in 1993 and 0.96 percent in 1992.

    With the ongoing consolidation of First of America's affiliate banks into one bank in each state of operation, $15-$18 million in one-time restructuring costs, principally severance, will be incurred during 1995. As a result of this reorganization and internal cost cutting initiatives, the run-rate of operating expenses, excluding 1994-1995 acquisitions, should be approximately five percent lower than the 1994 levels by year-end 1995.

    EFFICIENCY RATIO -- The efficiency ratio measures non-interest expense as a percent of the sum of net interest income (FTE) and non-interest income. The lower the ratio, the more efficiently a company's resources produce revenues. Table V presents the efficiency ratio over the last five years. This ratio increased to 65.59 percent versus 62.72 percent in 1993 as expenses grew faster than revenue, which was slowed by the lower net interest margin. The efficiency ratio was 68.58 percent in 1992. The burden ratio, another measure of efficiency, compares an institution's non-interest expense, less non-interest income, divided by average total assets. First of America's burden ratio was
2.35 percent, 2.30 percent and 2.74 percent for 1994, 1993 and 1992, respectively. Both of these ratios for 1992 included one-time charges from the Security Bancorp acquisition and the intangible asset write-down.

    INCOME TAX EXPENSE -- Income tax expense was $102.6 million in 1994 compared with $98.6 million in 1993 and $91.5 million in 1992. The primary reason for the increased expense was the lower level of tax credits taken throughout the year, which totalled $3.4 million in 1994 versus $7.9 million in 1993. A summary of significant tax components is provided in Note 18 of the Notes to Consolidated Financial Statements included later in this document.

CREDIT RISK PROFILE

    First of America's community banking structure helps minimize its credit risk exposure. Community banking means that loans are made in local markets to consumers and small to mid-sized businesses from deposits gathered in the same market. A centralized, independent loan review staff evaluates each affiliate's loan portfolio on a regular basis and shares its evaluation with bank management as well as corporate senior management.

    First of America's loan portfolio includes a large percentage of smaller loans to consumers which reduces total portfolio risk. This included at year-end a distribution among consumer installment and revolving loans (35 percent), one-to-four family residential mortgages and home equity loans (31 percent), commercial loans (14 percent) and commercial mortgages (20 percent). First of America does not have any concentrations of credit to any specific borrower or within any geographic area. The total loan portfolio, as presented in Table VII, was $16.8 billion at year-end 1994, up 17.0 percent from $14.4 billion a year ago due to both acquisitions and internally generated growth.

COMPONENTS OF THE LOAN PORTFOLIO                                       TABLE VII
($ in thousands)

                     December 31,                           1994           1993          1992          1991          1990
- ----------------------------------------------------------------------------------------------------------------------------
Consumer, net.........................................   $ 5,799,025     5,062,173     4,288,431     4,060,126     3,566,844
Commercial, financial and agricultural................     2,344,969     2,148,663     2,170,715     2,223,202     2,640,351
Real estate -- construction...........................       438,067       252,839       300,954       342,944       320,476
Real estate -- mortgage...............................     8,252,797     6,930,480     6,995,917     6,601,755     4,700,550
- ----------------------------------------------------------------------------------------------------------------------------
Total loans...........................................   $16,834,858    14,394,155    13,756,017    13,228,027    11,228,221
- ----------------------------------------------------------------------------------------------------------------------------

    CONSUMER LOANS -- First of America's consumer loan portfolio which includes indirect and direct installment loans, credit cards and other revolving loans, increased 14.6 percent over a year ago totalling $5.8 billion. Excluding acquisitions, total consumer loans increased 13.4 percent over a year ago. Credit cards increased 16.5 percent, indirect installment loans were up 15.9 percent and direct installment loans were up 14.6 percent.

    Even with the double digit growth in consumer loans, gross charge-offs and net charge-offs were down 5.5 percent and 15.1 percent, respectively, over 1993. As a percent of average total consumer loans, net charge-offs were 0.87 percent in 1994 versus 1.18 percent and 1.29 percent in 1993 and 1992, respectively.

    During 1994, First of America repriced $161 million of its credit card portfolio from 18 percent fixed rate cards to a lower variable rate product. This repricing allowed First of America to reduce its attrition rate on credit cards to 4.4 percent for 1994 from 5.8 percent in

1993. In addition, First of America's credit card portfolio has maintained strong asset quality. In 1994, net charge-offs as a percent of average loans were 2.14 percent compared with 2.40 percent the previous year; both measures compare favorably with credit card industry experience.

    RESIDENTIAL MORTGAGE LOANS -- Residential mortgage loans were $5.3 billion at year-end 1994, up 27.2 percent over year-end 1993. First of America added over $700 million to this category from the acquisitions during the year. Excluding acquisitions, residential mortgages maintained solid growth and increased 8.3 percent over last year. The residential mortgage portfolio continued to have the strongest credit quality measurements when compared with First of America's other portfolios. Net charge-offs as a percent of average residential mortgage loans were 0.02 percent and 0.03 percent in 1994 and 1993, respectively. This compares with 0.53 percent and 0.75 percent for the remaining portfolios combined for 1994 and 1993.

    At December 31, 1994, residential mortgage loans held for sale, originated at prevailing market rates, totalled $30.2 million with a market value of $30.3 million. These residential mortgages are closed and therefore included in outstandings on the balance sheet.

    In addition, First of America has entered into commitments to originate residential mortgage loans, at prevailing market rates, totalling $21.2 million all of which are intended for sale. Mandatory commitments to deliver mortgage loans or mortgage backed securities to investors, at prevailing market rates, totalled $30.6 million as of December 31, 1994.

    COMMERCIAL AND COMMERCIAL MORTGAGE LOANS -- First of America's commercial and commercial mortgage loans are made in local markets to small to mid-sized businesses. Investor/developer loans, made to serve local markets, totaled $1.7 billion at year-end 1994 versus $1.4 billion last year and were spread among such diverse property types as retail, residential rental, office rental and industrial. First of America has no foreign loans, no highly leveraged transactions and no syndicated purchase participations. Maturity and rate sensitivity of selected loan categories is presented in Table VIII.

    First of America's non-performing commercial and commercial mortgages totalled $82.8 million at year-end versus $114.1 million a year ago. One area of strong improvement came from the southeastern Michigan region which lowered its non-performing commercial and commercial mortgages by 26.9 percent or $16.6 million.

MATURITY AND RATE SENSITIVITY OF SELECTED LOANS                       TABLE VIII
($ in thousands)

                                                                          One year     One year to      After
                          December 31, 1994                               or less      five years     five years      Total
- -----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural................................   $1,268,122       655,004       131,891     2,055,017
Commercial tax-exempt.................................................       40,515        89,916       159,521       289,952
Real estate construction..............................................      291,244       108,227        38,596       438,067
- -----------------------------------------------------------------------------------------------------------------------------
Total.................................................................   $1,599,881       853,147       330,008     2,783,036
- -----------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS ABOVE DUE AFTER ONE YEAR:
With predetermined interest rate......................................                  $ 409,525       181,657       591,182
With floating or adjustable interest rates............................                    443,622       148,351       591,973
- -----------------------------------------------------------------------------------------------------------------------------
Total.................................................................                  $ 853,147       330,008     1,183,155
- -----------------------------------------------------------------------------------------------------------------------------

    ASSET QUALITY -- Total non-performing loans, other real estate owned and other loans of concern for the past five years are detailed in Table IX. Total non-performing assets, which include nonaccrual loans, renegotiated loans and other real estate owned, totaled $140.3 million at year-end 1994, compared with $182.7 million at year-end 1993 and $196.0 million at year-end 1992. The current improvement occurred across all of First of America's geographic regions, but specifically in its southeast Michigan area. Non-performing assets in this region were down 28.3 percent from a year ago. For the corporation, non-performing loans as a percent of total loans at 0.60 percent reached its lowest figure since the 0.79 percent reported at December 31, 1990. Similarly, net charge-offs as a percent of average loans reached its lowest point since 1990 at 0.39 percent versus 0.53 percent for 1993 and 0.57 percent for 1992.

RISK ELEMENTS IN THE LOAN PORTFOLIO                                     TABLE IX
($ in thousands)

                         December 31,                               1994        1993        1992        1991        1990
- --------------------------------------------------------------------------------------------------------------------------
Non-accrual loans..............................................   $ 96,814     121,186     126,619     116,995      76,533
Restructured loans.............................................      4,852      10,879      20,669      16,837      12,234
Other real estate owned........................................     38,662      50,595      48,699      34,601      17,620
                                                                  --------    --------    --------    --------    --------
  Non-performing assets........................................    140,328     182,660     195,987     168,433     106,387
Past due loans 90 days or more (excluding the above two
  categories)..................................................     18,208      23,462      20,887      32,499      31,380
Other loans of concern.........................................     31,653      53,206      37,663      37,189      23,361
- --------------------------------------------------------------------------------------------------------------------------
Total..........................................................   $190,189     259,328     254,537     238,121     161,128
- --------------------------------------------------------------------------------------------------------------------------

    Other loans of concern which represent loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms totaled $31.7 million at year-end 1994, a decrease of 40.5 percent from 1993's year-end total of $53.2 million. While management has identified these loans as requiring additional monitoring, they do not necessarily represent future non-performing loans.

    The allowance for loan losses is determined by management taking into consideration past charge-off experience, estimated loss exposure on specific loans and the current and projected economic climate. Quarterly each affiliate evaluates the adequacy of its allowance for loan loss and their recommendations are reviewed by corporate loan review management. Management's allocation of the allowance for loan losses over the last five years is presented in Table X. The amounts indicated for each loan type include amounts allocated for specific loans as well as a general allocation.

    The allowance coverage of non-performing loans at year-end 1994 was 224.38 percent compared with 142.86 percent at year-end 1993 and 120.03 percent at year-end 1992. It was management's determination that the level of the allowance was adequate to absorb potential loan losses. Other ratios measuring asset quality and the adequacy of the allowance for loan losses are presented in Table XI.

    On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." This resulted in a specifically identified allowance for impaired loan losses of $17.4 million, which was transferred from the general allowance.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES                                  TABLE X
($ in thousands)

                                  1994                 1993                 1992                 1991                 1990
 ------------------------------------------------------------------------------------------------------------------------------
                                        % of                 % of                 % of                 % of                 % of
       December 31,         Allowance  Loans*    Allowance  Loans*    Allowance  Loans*    Allowance  Loans*    Allowance  Loans*
 ------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and
  agricultural............. $ 33,543    1.43%    $ 39,231    1.83%    $ 43,466    2.00%    $ 49,129    2.21%    $ 43,498    1.65%
Real estate................   55,721    0.68       55,661    0.81       54,873    0.76       49,639    1.14       40,334    0.80
Consumer...................   76,235    1.31       69,633    1.38       52,847    1.23       54,333    1.34       44,000    1.23
Unallocated................   62,616    0.37       24,139    0.17       25,607    0.19       21,781    0.16        9,180    0.08
- ------------------------------------------------------------------------------------------------------------------------------
Total...................... $228,115             $188,664             $176,793             $174,882             $137,012
- ------------------------------------------------------------------------------------------------------------------------------
Allowance to total loans...             1.36%                1.31                 1.29                 1.32                 1.22
- ------------------------------------------------------------------------------------------------------------------------------

* Allowance as a percent of year-end loans outstanding by type. Unallocated ratio is the unallocated portfolio allowance as a percent of total loans at year-end.

SUMMARY OF LOAN LOSS EXPERIENCE                                         TABLE XI
($ in thousands)

                     December 31,                           1994           1993          1992          1991          1990
- ----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period........................   $   188,664       176,793       174,882       137,012       126,175
Provision charged against income......................        86,571        84,714        78,809        71,030        44,782
Allowance for loan losses of acquired/(sold) banks....        11,420            50          (372)       27,094        11,185
RECOVERIES:
Commercial, financial and agricultural................         7,277         8,692         7,215         8,616        11,010
Real estate -- construction...........................            51            --            --            --            --
Real estate -- mortgage...............................         2,404         2,615         2,112         1,487         1,741
Consumer loans........................................        28,402        24,556        24,313        20,177        15,719
                                                         -----------    ----------    ----------    ----------    ----------
Total recoveries......................................        38,134        35,863        33,640        30,280        28,470
                                                         -----------    ----------    ----------    ----------    ----------
CHARGE-OFFS:
Commercial, financial and agricultural................        13,621        19,764        22,558        13,475        16,403
Real estate -- construction...........................            80            --            --            --            --
Real estate -- mortgage...............................         8,825        10,539        10,588         5,669         3,810
Consumer loans........................................        74,148        78,453        77,020        71,390        53,387
                                                         -----------    ----------    ----------    ----------    ----------
Total charge-offs.....................................        96,674       108,756       110,166        90,534        73,600
                                                         -----------    ----------    ----------    ----------    ----------
Net charge-offs.......................................        58,540        72,893        76,526        60,254        45,130
- ----------------------------------------------------------------------------------------------------------------------------
Balance at end of period..............................   $   228,115       188,664       176,793       174,882       137,012
- ----------------------------------------------------------------------------------------------------------------------------
Average loans (net of unearned income)................   $15,172,618    13,875,584    13,435,991    11,276,061    10,359,695
- ----------------------------------------------------------------------------------------------------------------------------
Earnings coverage of net losses.......................          7.00x         5.91          4.44          4.90          5.72
Allowance to total end of period loans................          1.36%         1.31          1.29          1.32          1.22
Net losses to end of period allowances................         25.66         38.64         43.29         34.45         32.94
Recoveries to total charge-offs.......................         39.45         32.98         30.54         33.45         38.68
Provision to average loans............................          0.57          0.61          0.59          0.63          0.43
Net charge-offs to average loans......................          0.39          0.53          0.57          0.53          0.44
- ----------------------------------------------------------------------------------------------------------------------------

FUNDING, LIQUIDITY AND INTEREST RATE RISK

    Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. Funding is achieved through growth in core deposits and accessibility to the money and capital markets.

    DEPOSITS -- First of America's primary source of funding is its core deposits which include all deposits except negotiated certificates of deposit. As a percent of total deposits, core deposits were 94.8 percent at year-end 1994 and 95.6 percent at year-end 1993. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is strictly limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

    The loans to deposits ratio measures how well a company is using its lowest cost source of funding which is typically its deposit base. As a percent of total deposits, total loans were 83.3 percent compared with 78.9 percent and
76.3 percent for 1993 and 1992, respectively. Since loans are generally a higher yielding asset than securities, this is a positive trend and represents a more efficient use of funds.

    The average deposit balances outstanding and the rates paid on those deposits for the three years ended December 31, 1994, are presented in Table
XII. The maturity distribution of time deposits of $100,000 or more at year-end 1994 is detailed in Table XIII.

    In addition to deposits, First of America's sources of funding include money market borrowings, capital funds and long term debt. First of America entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by its First Amendment dated December 9, 1994 (collectively, the Credit Agreement). The Credit Agreement allows First of America to borrow on a standby revolving credit basis and an uncommitted competitive advance basis up to $350,000,000. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital and for other general corporate purposes. At December 31, 1994, the outstanding balance under the Credit Agreement was $30.0 million.

    On July 26, 1994, First of America issued $200 million of 7 3/4% Subordinated Notes Due July 15, 2004, which are not subject to redemption prior to maturity and which qualify as tier II capital under the Federal Reserve Board's capital guidelines. The proceeds received from the Notes were used to discharge indebtedness incurred to fund the acquisition of the Goldome Federal branches, to fund the repurchase of common stock and for other general corporate purposes.

    During August 1994, certain First of America bank subsidiaries began issuing Bank Notes due from 30 days to 10 years from date of issue. The proceeds from the sale of the notes were used for general corporate purposes by the issuing banks. Total outstanding for all bank notes at December 31, 1994 was $515.4 million, of which $259.9 million was included in long term debt.

DEPOSITS                                                               TABLE XII
($ in thousands)

                                                                     1994                    1993                    1992
                                                                   Average                 Average                 Average
- ----------------------------------------------------------------------------------------------------------------------------------
                                                               Balance       Rate      Balance       Rate      Balance       Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing......................................   $  2,665,183      --    $  2,463,534      --    $  2,301,768      --
Savings and NOW accounts..................................      3,385,164    1.59%      3,137,831    2.11%      2,820,091    3.07%
Money market savings and checking accounts................      4,114,885    2.81       3,852,780    2.47       3,972,004    3.24
Time......................................................      8,849,576    4.50       8,638,044    4.74       8,520,485    5.59
- ----------------------------------------------------------------------------------------------------------------------------------
Total.....................................................   $ 19,014,808            $ 18,092,189            $ 17,614,348
- ----------------------------------------------------------------------------------------------------------------------------------

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE            TABLE XIII
($ in thousands)

                                                                 Three         Three          Six
                                                                 months      months to     months to     After
                                                                or less      six months    one year     one year      Total
- -----------------------------------------------------------------------------------------------------------------------------
Certificates of deposit.....................................   $  955,315      299,119      145,211     228,576     1,628,221
Other time deposits.........................................       61,803       38,494       22,514      54,116       176,927
- -----------------------------------------------------------------------------------------------------------------------------
Total.......................................................   $1,017,118      337,613      167,725     282,692     1,805,148
- -----------------------------------------------------------------------------------------------------------------------------

    INTEREST RATE RISK -- First of America's interest rate risk policy is to attempt to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest rate analysis every month using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data. The Asset and Liability Committees, which exist at each banking affiliate and at the consolidated level, review the analysis and as necessary, appropriate action is taken to maintain the net interest spread, even in periods of rapid interest rate movement.

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

    First of America had outstanding interest rate swap agreements at December 31, 1994, totalling $707.9 million in notional amounts versus $291.6 million at December 31, 1993. This total included notional amounts of $125 million as a hedge against the parent company's 8.50% Subordinated Notes Due February 1, 2004, $30 million against various fixed rate bank notes, $10 million against a short term FHLB advance, $12 million against certain FirstRate Fund deposits and the remainder, $530.9 million, as a hedge against certain Rising Rate and Market Rate certificates of deposit. First of America had swaps of variable rate instruments for fixed rate instruments with notional amounts totalling $52.0 million, $633.8 million of fixed rate instruments for variable rate instruments and $22.1 million representing basis swaps.

    The aggregate market value of interest rate swaps at year-end was a negative $17.2 million. The full year 1994 impact from swap activity on net interest income was a negative $260 thousand versus a positive $646 thousand impact for 1993. If interest rates increased one hundred basis points, First of America would lose approximately $11.4 million in net interest income over the next twelve months from its current interest rate swap agreements. Note 20 of the Notes to Consolidated Financial Statements included later in this document provides further detail on First of America's interest rate swap agreements outstanding.

    First of America also entered into interest rate cap agreements during the fourth quarter as a means of managing interest rate risk relating to certain FirstRate Fund deposits. These caps are agreements to receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. As of December 31, 1994, First of America had outstanding interest rate caps with notional amounts totaling $125 million, with a market value of a positive $1.6 million.

    Interest rate sensitivity of assets and liabilities is represented in a Gap report, Gap being the difference between rate sensitive assets and liabilities and includes the impact of off-balance sheet interest rate swap and cap agreements. Table XIV presents First of America's Gap position at December 31, 1994, for one year and shorter periods, and Table XV details the company's five year Gap position. The Gap reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. Management has determined that these simulations provide a more meaningful measurement of the company's interest rate risk positions than the following Gap tables. At year-end 1994 simulation models showed that less than two percent of First of America's annual net income was at risk if interest rates were to move up or down an immediate one percent. First of America views the management of its interest rate sensitive position as an ongoing process due to the effects of changing economic conditions.

INTEREST RATE SENSITIVITY -- SHORT TERM                                TABLE XIV
($ in millions)

                                                                          0 to 30    0 to 60    0 to 90    0 to 180    0 to 365
                           December 31, 1994                               Days       Days       Days        Days        Days
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Other earnings assets..................................................   $   55         55         55          55          55
Investment securities(1)...............................................      233        331        439         751       1,254
Loans, net of unearned discount(2).....................................    5,004      5,548      5,934       6,981       8,874
- ------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets (RSA)......................................   $5,292      5,934      6,428       7,787      10,183
- ------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:(3)
Money market type deposits.............................................   $2,799      3,059      3,162       3,168       3,174
Other core savings and time deposits...................................    1,037      2,084      2,631       3,794       5,240
Negotiated deposits....................................................      486        655        781         929         981
Borrowings.............................................................    1,899      1,982      2,002       2,100       2,133
Interest rate swap agreements(3).......................................     (506 )     (476 )     (468 )      (452)       (180)
Interest rate cap agreements(3)........................................      125        125        125         125          --
- ------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL).................................   $5,840      7,429      8,233       9,664      11,348
- ------------------------------------------------------------------------------------------------------------------------------
GAP (RSA -- RSL).......................................................   $ (548 )   (1,495 )   (1,805 )    (1,877)     (1,165)
- ------------------------------------------------------------------------------------------------------------------------------
RSA divided by RSL.....................................................                                      80.58%      89.73
GAP divided by total assets............................................                                      (7.64)      (4.74)
- ------------------------------------------------------------------------------------------------------------------------------

(1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3) Maturities of rate sensitive liabilities, interest rate swaps and interest rate caps are based on contractual maturities and estimated repricing.

INTEREST RATE SENSITIVITY -- LONG TERM                                  TABLE XV
($ in millions)

                                                                            13 to        25 to        37 to        0 to
                           December 31, 1994                              24 Months    36 Months    60 Months    60 Months
- --------------------------------------------------------------------------------------------------------------------------
ASSETS:
Other earnings assets..................................................    $    --          --           --            55
Investment securities(1)...............................................      1,133       1,229        1,538         5,154
Loans, net of unearned discount(2).....................................      2,324       1,534        1,655        14,387
- --------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets (RSA)......................................    $ 3,457       2,763        3,193        19,596
- --------------------------------------------------------------------------------------------------------------------------
LIABILITIES:(3)
Money market type deposits.............................................    $   123          56           79         3,432
Other core savings and time deposits...................................      3,801         899        1,090        11,030
Negotiated deposits....................................................         39           4            6         1,030
Borrowings.............................................................          1          --           --         2,134
Interest rate swap agreements(3).......................................        130          25           25            --
Interest rate cap agreements(3)........................................         --          --           --            --
- --------------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL).................................    $ 4,094         984        1,200        17,626
- --------------------------------------------------------------------------------------------------------------------------
GAP (RSA - RSL)........................................................    $  (637)      1,779        1,993         1,970
- --------------------------------------------------------------------------------------------------------------------------
RSA divided by RSL.....................................................                                            111.18%
GAP divided by total assets............................................                                              8.02
- --------------------------------------------------------------------------------------------------------------------------

(1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3) Maturities of rate sensitive liabilities, interest rate swaps and interest rate caps are based on contractual maturities and estimated repricing.

CAPITAL STRENGTH

    REGULATORY REQUIREMENTS -- First of America's capital policy is to maintain its capital levels above minimum regulatory guidelines. At December 31, 1992, the Federal Reserve required a tier I risk based capital ratio of 4.00 percent and a total risk based capital ratio of 8.00 percent. In 1991, the Federal Reserve also adopted a new leverage capital adequacy standard. This ratio compares tier I capital to reported total assets and requires a minimum ratio of
4.00 percent in order to be categorized as adequately capitalized. As shown in Table XVI, at December 31, 1994, First of America's capital ratios exceeded required regulatory minimums with a tier I risk based ratio of 8.44 percent, a total risk based ratio of 11.85 percent and a tier I leverage ratio of 5.81 percent. On July 26, 1994, First of America issued $200 million of 7 3/4% Subordinated Notes Due July 15, 2004, which qualifies as Tier II capital. The issuance of this debt, earnings retention and additional equity issued in acquisitions combined to more than offset the prepayment of the $21.4 million 9.25% Senior Notes, the $122.9 million reduction in capital from the stock repurchase and the goodwill added from acquisitions in increasing the total capital ratio over a year ago. Capital ratios exclude the mark-to-market adjustment for Available for Sale securities in accordance with the Federal Reserve's regulations.

    The long term debt which qualified as tier II capital at December 31, 1994, consisted of $150 million in 8.5% Subordinated Notes Due February 1, 2004, a $10.0 million 6.35% Subordinated Note which matures ratably over a five year period beginning December 31, 2003, $6.2 million in 10.675% Subordinated Notes due in equal installments through 1998 and the above mentioned $200 million in 7.75% Subordinated Notes Due July 15, 2004. This debt is included in tier II capital on a weighted maturity basis. Additional information relating to First of America's various long term debt agreements is provided in Note 11 of the Notes to Consolidated Financial Statements included later in this document.

RISK-BASED CAPITAL                                                     TABLE XVI
($ in thousands)

                                   December 31,                                          1994         1993         1992
- --------------------------------------------------------------------------------------------------------------------------
TIER I CAPITAL:
Common shareholders' equity........................................................   $1,671,159    1,491,906    1,260,905
Less: Intangibles..................................................................      252,979      138,423      124,179
Qualifying preferred stock.........................................................           --           --       74,586
- --------------------------------------------------------------------------------------------------------------------------
Tier I Capital.....................................................................   $1,418,180    1,353,483    1,211,312
- --------------------------------------------------------------------------------------------------------------------------
TIER II CAPITAL:
Allowance for loan losses*.........................................................      210,164      179,094      168,539
Qualifying long term debt..........................................................      361,867      167,396      173,238
- --------------------------------------------------------------------------------------------------------------------------
Tier II Capital....................................................................   $  572,031      346,490      341,777
- --------------------------------------------------------------------------------------------------------------------------
Total Capital......................................................................   $1,990,211    1,699,973    1,553,089
- --------------------------------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS:
Tier I.............................................................................         8.44%        9.45         8.99
Total..............................................................................        11.85        11.87        11.53
Tier I leverage ratio..............................................................         5.81         6.43         6.10
- --------------------------------------------------------------------------------------------------------------------------

* Limited to 1.25% of total risk-weighted assets.

    TOTAL SHAREHOLDERS' EQUITY -- First of America's total shareholders' equity increased 3.6 percent to $1.6 billion at year-end 1994, primarily as a result of net earnings retention and the additional capital from acquisitions offsetting the negative $121.9 million change in the FAS 115 adjustment from a year ago and the $123.4 million reduction in capital from the stock repurchase program.

    In the acquisitions of LGF Bancorp, Inc., First Park Ridge Corporation, F&C Bancshares, Inc. and Presidential Holding Corporation, First of America issued 1,645,245 shares, 2,199,733 shares, 2,132,105 shares and 704,515 shares of First of America Common Stock, respectively. The shares issued for the LGF Bancorp, Inc. and First Park Ridge Corporation acquisitions included shares that were repurchased through the stock repurchase program. During 1994, First of America repurchased 3,369,400 shares out of a potential four million shares approved by the Board of Directors for repurchase.

IN CONCLUSION

    Results for 1994 were below both investment analysts' forecasts and management's expectations for the company. Management, however, remains committed to the long term performance goals previously set for the company of a return on assets of 1.25 percent or higher, an efficiency ratio of 60 percent or lower and a return on equity between 17 percent and 18 percent. Although 1994 results were disappointing, the acquisitions completed during 1994 and the internal initiatives to further streamline operations and delivery of services should strengthen the company for the long term in the increasingly competitive financial services market.

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

    The consolidated financial statements and notes to the consolidated financial statements of First of America, have been audited by the independent certified public accounting firm, KPMG Peat Marwick LLP, which was engaged to express an opinion as to the fairness of presentation of such financial statements.

Daniel R. Smith                                     Thomas W. Lambert
Chairman and                                        Executive Vice President and
Chief Executive Officer                             Chief Financial Officer

LETTER OF AUDIT COMMITTEE CHAIRMAN

    The audit committee of the Board of Directors is composed of seven independent directors with Robert L. Hetzler as chairman. The committee held five meetings during fiscal year 1994.

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

    The audit committee believes that, for the period ended December 31, 1994, its duties, as indicated, were satisfactorily discharged and that First of America's system of internal controls is adequate.


Robert L. Hetzler
Chairman
Audit Committee

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors,
First of America Bank Corporation:

    We have audited the accompanying consolidated balance sheets of First of America Bank Corporation and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First of America Bank Corporation and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Chicago, Illinois
January 18, 1995

CONSOLIDATED BALANCE SHEETS
($ in thousands)

                                 December 31,                                       1994              1993
- -------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.......................................................   $ 1,060,788          903,517
Bank time deposits............................................................        34,883            2,000
Federal funds sold and resale agreements......................................        20,388           72,909
Securities:
  Securities held to maturity, market value of $2,942,793 at December 31, 1994
    and $1,872,326 at December 31, 1993.......................................     3,112,876        1,856,623
  Securities available for sale, amortized cost of $2,694,929 at December 31,
    1994 and $3,212,687 at December 31, 1993..................................     2,587,626        3,261,481
Loans, net of unearned income:
  Consumer....................................................................     5,799,025        5,062,173
  Commercial, financial and agricultural......................................     2,344,969        2,148,663
  Commercial real estate......................................................     3,423,268        2,902,549
  Residential real estate.....................................................     5,237,400        3,914,914
  Loans held for sale, market value of $30,310 for 1994 and $368,846 for
    1993......................................................................        30,196          365,856
                                                                                 -----------       ----------
    Total loans...............................................................    16,834,858       14,394,155
    Less: Allowance for loan losses...........................................       228,115          188,664
                                                                                 -----------       ----------
    Net loans.................................................................    16,606,743       14,205,491
Premises and equipment, net...................................................       476,165          432,256
Other assets..................................................................       669,233          496,194
- -------------------------------------------------------------------------------------------------------------
TOTAL ASSETS..................................................................   $24,568,702       21,230,471
- -------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Non-interest bearing........................................................   $ 2,810,203        2,682,621
  Interest bearing............................................................    17,390,063       15,561,082
                                                                                 -----------       ----------
    Total deposits............................................................    20,200,266       18,243,703
Securities sold under repurchase agreements...................................       583,184          664,531
Other short term borrowings...................................................     1,299,555          330,047
Long term debt................................................................       681,236          254,193
Other liabilities.............................................................       225,573          214,560
                                                                                 -----------       ----------
      Total liabilities.......................................................    22,989,814       19,707,034
                                                                                 -----------       ----------
SHAREHOLDERS' EQUITY
Common stock - $10 par value:
             Authorized    Outstanding
    1994    100,000,000    62,849,209
    1993    100,000,000    59,520,710.........................................       628,492          595,207
Capital surplus...............................................................       284,877          265,596
Net unrealized gain/(loss) on securities available for sale, net of tax
  benefit of $15,032 for 1994 and net of tax expense of $17,263 for 1993......       (92,271)          31,531
Retained earnings.............................................................       757,790          631,103
                                                                                 -----------       ----------
    Total shareholders' equity................................................     1,578,888        1,523,437
- -------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................   $24,568,702       21,230,471
- -------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)

                              Year ended December 31,                                    1994          1993         1992
- ---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans............................................................   $ 1,277,950    1,217,139    1,282,434
Securities:
  Taxable income...................................................................       303,098      262,871      274,048
  Tax exempt income................................................................        17,480       28,102       30,555
Federal funds sold and resale agreements...........................................         2,229        2,744        6,685
Bank time deposits.................................................................           120          110        2,405
                                                                                      -----------    ---------    ---------
Total interest income..............................................................     1,600,877    1,510,966    1,596,127
                                                                                      -----------    ---------    ---------
INTEREST EXPENSE
Deposits...........................................................................       567,935      570,499      691,603
Short term borrowings..............................................................        60,389       18,546        8,104
Long term debt.....................................................................        33,818       19,904       21,593
                                                                                      -----------    ---------    ---------
Total interest expense.............................................................       662,142      608,949      721,300
                                                                                      -----------    ---------    ---------
NET INTEREST INCOME................................................................       938,735      902,017      874,827
Provision for loan losses..........................................................        86,571       84,714       78,809
                                                                                      -----------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES................................       852,164      817,303      796,018
                                                                                      -----------    ---------    ---------
NON-INTEREST INCOME
Service charges on deposit accounts................................................        89,164       84,648       79,522
Trust and financial services income................................................        81,717       77,290       68,850
Investment securities transactions, net............................................         5,349       16,753       14,993
Other operating income.............................................................       108,143      113,493       97,951
                                                                                      -----------    ---------    ---------
Total non-interest income..........................................................       284,373      292,184      261,316
                                                                                      -----------    ---------    ---------
NON-INTEREST EXPENSE
Personnel..........................................................................       430,563      403,119      410,854
Occupancy, net.....................................................................        60,471       55,093       57,286
Equipment..........................................................................        56,111       53,376       63,134
Outside data processing............................................................        17,524       14,963       10,380
Amortization of intangibles........................................................        16,577        8,902       38,336
Other operating expenses...........................................................       232,172      228,075      216,358
                                                                                      -----------    ---------    ---------
Total non-interest expense.........................................................       813,418      763,528      796,348
                                                                                      -----------    ---------    ---------
Income before income taxes, and cumulative effect of prior years' change in
  accounting principle.............................................................       323,119      345,959      260,986
Income taxes.......................................................................       102,616       98,574       91,506
                                                                                      -----------    ---------    ---------
Income before cumulative effect of prior years' change in accounting principle.....       220,503      247,385      169,480
Cumulative effect of prior years' change in accounting for postretirement benefits
  other than pensions, net of income tax benefit of $11,446........................            --           --       21,956
- ---------------------------------------------------------------------------------------------------------------------------
NET INCOME.........................................................................   $   220,503      247,385      147,524
- ---------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK..............................................   $   220,503      241,232      135,015
- ---------------------------------------------------------------------------------------------------------------------------
PER COMMON AND COMMON EQUIVALENT SHARE
PRIMARY:
Income before cumulative effect of prior years' change in accounting principle.....   $      3.69         4.20         2.86
Cumulative effect of prior years' change in accounting principle...................            --           --         0.40
Net income.........................................................................          3.69         4.20         2.46
FULLY DILUTED:
Income before cumulative effect of prior years' change in accounting principle.....          3.69         4.14         2.85
Cumulative effect of prior years' change in accounting principle...................            --           --         0.37
Net income.........................................................................          3.69         4.14         2.46
- ---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands, except per share data)

                                                                                    Net Unrealized Gain
                                               Preferred     Common     Capital     (Loss) on Securities    Retained
                                                 Stock       Stock      Surplus      Available for Sale     Earnings      Total
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992....................   $ 165,551     535,374     150,417                --          416,026     1,267,368
Net Income..................................                                                                147,524       147,524
Issuance of stock:
 Acquisition of subsidiaries................                   2,672       3,149                                            5,821
 Other......................................                   2,068         353                                515         2,936
Repurchase and conversions..................     (90,965)     30,027      57,371                                           (3,567)
Cash dividends declared:
 Preferred..................................                                                                (12,509 )     (12,509)
 Common:
   First of America -- $1.34 per share......                                                                (68,598 )     (68,598)
   Security Bancorp -- $.25 per share.......                                                                 (3,484 )      (3,484)
                                               ---------    --------    --------          --------          --------    ---------
BALANCE, DECEMBER 31, 1992..................      74,586     570,141     211,290                --          479,474     1,335,491
Net Income..................................                                                                247,385       247,385
Issuance of stock:
 Acquisition of subsidiaries................                     957       3,026                                            3,983
 Stock Options Exercised....................                     526         606                                            1,132
 Other......................................                      29        (358)                                            (329)
Repurchase and conversions..................     (74,586)     23,554      51,032                                               --
Implementation of change in accounting for
 securities
 available for sale, net of tax of
 $17,263....................................                                                31,531                         31,531
Cash dividends declared:
 Preferred..................................                                                                 (6,153 )      (6,153)
 Common -- $1.50 per share..................                                                                (89,603 )     (89,603)
                                               ---------    --------    --------          --------          --------    ---------
BALANCE, DECEMBER 31, 1993..................          --     595,207     265,596            31,531          631,103     1,523,437
Net Income..................................                                                                220,503       220,503
Issuance of stock:
 Acquisition of subsidiaries................                  66,747     109,000            (1,929)           5,618       179,436
 Stock Options Exercised....................                     232         228                                              460
 Other......................................                                (268)                                            (268)
Repurchase and conversions..................                 (33,694)    (89,679)                                        (123,373)
Change in market value adjustment of
 securities
 available for sale, net of tax benefit of
 $15,032....................................                                              (121,873)                      (121,873)
Cash dividends declared:
 Common -- $1.64 per share..................                                                                (99,434 )     (99,434)
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994..................   $      --     628,492     284,877           (92,271)         757,790     1,578,888
- ------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                            Year ended December 31,                                  1994           1993          1992
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.....................................................................   $   220,503       247,385       147,524
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization................................................        46,295        39,838        45,711
  Provision for loan losses....................................................        86,571        84,714        78,809
  Provision for deferred taxes.................................................        (4,974)       (7,514)       (9,782)
  Amortization of intangibles..................................................        16,577         8,902        38,336
  (Gain) loss on sale of investment securities.................................            --            --       (14,993)
  (Gain) loss on sale of loans.................................................            --            --       (15,230)
  (Gain) loss on sale of securities available/held for sale....................        (5,349)      (16,753)           --
  (Gain) loss on sale of mortgage loans held for sale..........................       (11,697)      (29,456)           --
  (Gain) loss on sale of other assets..........................................           625          (638)       (4,264)
  Proceeds from the sales of mortgage loans held for sale......................       953,310     1,618,695       902,482
  Net other (increase) decrease in mortgage loans held for sale................      (605,953)   (1,891,928)           --
Change in assets and liabilities net of acquisitions:
  (Increase) decrease in interest and other income receivable..................        (4,031)      (35,868)       (2,812)
  (Increase) decrease in other assets..........................................        42,044       136,955       126,752
  Increase (decrease) in accrued expenses and other liabilities................         1,510        32,947        15,116
                                                                                  -----------    ----------    ----------
      Net cash from operating activities.......................................       735,431       187,279     1,307,649
                                                                                  -----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sales of investment securities (held to maturity)............            --            --       723,591
Proceeds from the maturities of investment securities (held to maturity).......       448,395       921,031     1,709,475
Purchases of investment securities (held to maturity)..........................    (1,718,714)   (2,820,565)   (2,943,348)
Proceeds from the sale of securities available/held for sale...................     1,776,724     1,269,875       150,820
Proceeds from the maturities of securities available/held for sale.............       843,109       433,191            --
Purchases of securities available/held for sale................................    (1,649,902)     (262,301)           --
Net other (increase) decrease in loans and leases..............................    (2,039,577)     (398,592)   (1,464,607)
Premises and equipment purchased...............................................       (68,993)      (93,203)      (37,090)
Proceeds from the sale of premises and equipment...............................         3,500         2,337         6,852
(Acquisition) sale of affiliates, net of cash acquired.........................       352,131       475,263        11,052
                                                                                  -----------    ----------    ----------
      Net cash flows provided by investing activities..........................    (2,053,327)     (472,964)   (1,843,255)
                                                                                  -----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short term deposits.................................       504,409        50,203       486,056
Net increase (decrease) in time deposits.......................................       (97,744)     (364,628)       23,095
Net increase (decrease) in short term borrowings...............................       861,310       656,055        55,797
Proceeds from issuance of long term debt.......................................       738,701       222,475       151,438
Repayments of long term debt...................................................      (311,658)     (202,333)     (177,785)
Payments for redemption of preferred stock.....................................            --            --        (3,567)
Proceeds from issuance of common stock.........................................           460         1,132         2,883
Dividends paid.................................................................       (96,670)      (92,333)      (83,824)
Payments for purchase and retirement of common stock...........................      (123,373)           --            --
Other, net.....................................................................          (268)         (329)         (105)
                                                                                  -----------    ----------    ----------
      Net cash provided by financing activities................................     1,475,167       270,242       453,988
                                                                                  -----------    ----------    ----------
Net Increase (Decrease) in Cash and Cash Equivalents...........................       157,271       (15,443)      (81,618)
Cash and Cash Equivalents at Beginning of Year.................................       903,517       918,960     1,000,578
- -------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR END..........................................   $ 1,060,788       903,517       918,960
- -------------------------------------------------------------------------------------------------------------------------

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

CONSOLIDATION:

    The consolidated financial statements include the accounts of First of America and its subsidiaries, after elimination of significant intercompany transactions and accounts. Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted ranging from five to forty years. First of America's current policy is to amortize goodwill generated from acquisitions over a fifteen year period and core deposit intangibles over their estimated lives, not to exceed ten years.

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

    Securities held for sale are recorded at the lower of aggregate cost or estimated fair value and are primarily U.S. Treasury and Agency securities.

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

    On January 1, 1995, First of America adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- -- Income Recognition and Disclosures." Under the provisions of Statement No. 114, a separate allowance for loan losses will be identified for impaired loans as defined by the statement. On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of

Statement No. 114. This resulted in an allowance for impaired loan losses of $17.4 million which was transferred from the general allowance.

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

ACCOUNTING FOR LOAN FEES:

    Non-refundable loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of yield by a method that approximates the interest method. The deferred fees and costs are netted against outstanding loan balances. When a loan is placed into non-accrual status, amortization of the loan fees and costs is stopped until the loan returns to accruing status.

    Deferred fees and costs related to credit card loans are included in other assets and other liabilities and are amortized to non-interest income over the life of the loans.

INCOME TAX:

    Income taxes are accounted for under the asset and liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

POST-EMPLOYMENT BENEFITS:

    In 1993, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Post-employment Benefits," effective for fiscal years beginning after December 15, 1993. Statement No. 112 requires employers to recognize the obligation to provide post-employment benefits, such as salary continuation, supplemental unemployment benefits and severance benefits, if the obligation is attributable to employees' services already rendered. Management determined that First of America was in compliance with Statement No. 112 prior to its issuance and accordingly there was no financial statement impact.

INTEREST RATE SWAPS:

    At December 31, 1994, First of America adopted the provisions of Financial Accounting Standards Board Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," effective December 31, 1994.

    In accordance with Statement No. 119, for all derivative financial instruments, an entity is required to disclose the following for each category:
The face or contract amount and the nature and terms, including, the credit and market risk, cash requirements and related accounting policies. The corporation and its subsidiaries have entered into interest rate swaps as a hedge against certain deposit and debt liabilities in an attempt to manage interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current earnings.

NOTE 2: BUSINESS COMBINATIONS

    Information relating to mergers and acquisitions for the three year period ended December 31, 1994 follows.

                                                                                                                      Intangible
                                                                       Financial        Number of                       Assets
                                                        Date of        Reporting         Common        Cash Paid/     Acquired at
                                                      Acquisition        Value*       Shares Issued    Debt Issued    Acquisition
- ------------------------------------------------------------------------------------------------------------------------------
Presidential Holding Corp. (Florida)..............   Dec. 31, 1994    $  6,714,000         704,515              --             **
F&C Bancshares, Inc. (Florida)....................   Dec. 31, 1994      35,064,000       2,132,105              --             **
First Park Ridge Corp. (Illinois).................    Oct. 1, 1994      75,890,000       2,199,733              --    $40,461,000
LGF Bancorp, Inc. (Illinois)......................     May 1, 1994      61,902,000       1,645,245              --     25,664,000
Goldome Federal Branches (Florida)................   Apr. 15, 1994      60,015,000              --     $58,380,000     60,015,000
Citizens Federal Branches (Illinois)..............   Aug. 26, 1993      20,224,000              --      20,098,000     20,244,000
Kewanee Investing Co., Inc. (Illinois)............   April 1, 1993       3,983,000          95,668                      1,025,000
First Petersburg Bancshares, Inc. (Illinois)......    July 1, 1992       5,934,000         267,184              --             **
Security Bancorp, Inc. (Michigan).................     May 1, 1992     207,493,000      17,744,000              --            ***
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

    Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted ranging from five to forty years. Core deposit premiums are amortized over ten years approximating the benefitted periods. All intangible assets are reviewed annually for permanent impairment using a discounted cash flow analysis. Total intangibles, which is included in other assets in the Consolidated Balance Sheets, amounted to $252,979,000 at December 31, 1994 and $138,423,000 at December 31, 1993.

NOTE 3: RESTRICTIONS ON CASH AND DUE FROM BANKS

    Federal regulations require First of America to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $296,840,000 and $297,497,000 at December 31, 1994 and 1993, respectively.

NOTE 4: CASH FLOW

    For the purpose of reporting cash flows, cash and cash equivalents include only cash and due from banks. The following schedule presents noncash investing activities for the years 1994 and 1993. There were no noncash investing activities related to acquisitions during 1992.

                                                                 Fair Value of
                                                                 Noncash Assets    Liabilities       Common
                       ($ in thousands)                             Acquired         Assumed      Stock Issued    Net Cash Paid
- ------------------------------------------------------------------------------------------------------------------------------
PURCHASE OF AFFILIATES
1994
Goldome Federal Branches......................................      $ 59,204         378,064             --          (318,860)
LGF Bancorp, Inc..............................................       425,819         365,695         61,902            (1,778)
First Park Ridge Corporation..................................       352,077         291,563         75,890           (15,376)
1993
Citizens Federal Branches.....................................        25,113         499,337             --          (474,224)
Kewanee Investing Company.....................................        28,737          25,793          3,983            (1,039)
- ------------------------------------------------------------------------------------------------------------------------------

    The following schedule details supplemental disclosures for the cash flow statements:

                                                                Assets              Assets
                                                             Transferred        Transferred to
                                              Loans         to Securities       Securities Held    Total Interest    Total Income
            ($ in thousands)               Securitized    Available for Sale       for Sale             Paid          Taxes Paid
- ------------------------------------------------------------------------------------------------------------------------------
1994....................................    $  38,838                 --                 --            641,886          115,193
1993....................................      113,380          3,212,687            465,697            576,945          108,399
1992....................................           --                 --            740,151            769,865          104,385
- ------------------------------------------------------------------------------------------------------------------------------

NOTE 5: SECURITIES

    The amortized cost and estimated market value of Securities Held to Maturity at December 31, 1994 and 1993 follow.

                                                                                   1994                       1993
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                        Estimated                 Estimated
                                                                          Amortized      Market      Amortized     Market
                           ($ in thousands)                                  Cost         Value        Cost         Value
- ---------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities..................................   $2,296,929    2,169,536    1,452,922    1,455,434
State and municipal securities.........................................      244,298      245,559      361,612      374,803
Other securities.......................................................      571,649      527,698       42,089       42,089
- ---------------------------------------------------------------------------------------------------------------------------
Total..................................................................   $3,112,876    2,942,793    1,856,623    1,872,326
- ---------------------------------------------------------------------------------------------------------------------------

    The following table details the gross unrealized gains and losses for Securities Held to Maturity at December 31, 1994 and 1993.

                                                                                    1994                        1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                            Gross         Gross         Gross         Gross
                                                                          Unrealized    Unrealized    Unrealized    Unrealized
                           ($ in thousands)                                 Gains         Losses        Gains         Losses
- ------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities..................................     $  910        128,303       11,489         8,977
State and municipal securities.........................................      4,091          2,830       13,593           402
Other securities.......................................................         --         43,951           --            --
- ------------------------------------------------------------------------------------------------------------------------------
Total..................................................................     $5,001        175,084       25,082         9,379
- ------------------------------------------------------------------------------------------------------------------------------

    The amortized cost and estimated market value of Securities Available for Sale at December 31, 1994 and 1993 follow.

                                                                                   1994                       1993
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                        Estimated                 Estimated
                                                                          Amortized      Market      Amortized     Market
                           ($ in thousands)                                  Cost         Value        Cost         Value
- ---------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities..................................   $2,512,227    2,408,432    2,849,863    2,898,961
State and municipal securities.........................................        1,521        1,523      340,322      339,760
Collateralized mortgage obligations....................................       99,451       96,040       22,502       22,760
Other securities.......................................................       81,730       81,631           --           --
- ---------------------------------------------------------------------------------------------------------------------------
Total..................................................................   $2,694,929    2,587,626    3,212,687    3,261,481
- ---------------------------------------------------------------------------------------------------------------------------

    The following table details the gross unrealized gains and losses on Securities Available for Sale at December 31, 1994 and 1993.

                                                                                    1994                        1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                            Gross         Gross         Gross         Gross
                                                                          Unrealized    Unrealized    Unrealized    Unrealized
                           ($ in thousands)                                 Gains         Losses        Gains         Losses
- ------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities..................................      $436         104,231       52,371         3,273
State and municipal securities.........................................         2              --          491         1,053
Collateralized mortgage obligations....................................        22           3,433          303            45
Other securities.......................................................        --              99           --            --
- ------------------------------------------------------------------------------------------------------------------------------
Total..................................................................      $460         107,763       53,165         4,371
- ------------------------------------------------------------------------------------------------------------------------------

    First of America's December 31, 1993 adoption of Statement No. 115 resulted in a positive $31,531,000 mark-to-market adjustment to equity, net of $17,263,000 in taxes, from net unrealized gains on the Securities Available for Sale portfolio. At December 31, 1994, the mark-to-market adjustment to equity was a negative $92,271,000, net of a tax benefit of $15,032,000.

    Except as indicated below, total securities of no individual state, political subdivision or other issuer exceeded 10% of shareholders' equity at December 31, 1994. At December 31, 1994 and 1993, the book value of securities issued by the State of Michigan and all of its political subdivisions totaled approximately $150,978,000 and $189,536,000, respectively, with a market value of approximately $151,074,000 and $194,238,000, respectively. The securities at December 31, 1994, represent a wide range of ratings, all of "investment grade" with a substantial portion rated A-1 or higher. First of America has no concentration of credit risk in its investment portfolio.

    Assets, principally securities, carried at approximately $1,467,908,000 at December 31, 1994, and $1,394,103,000 at December 31, 1993, were pledged to secure public deposits, exercise trust powers and for other purposes required or permitted by law.

SECURITIES HELD TO MATURITY
MATURITY DISTRIBUTION AND PORTFOLIO YIELDS
($ in thousands)

                                                                                                          Five years to ten
         December 31, 1994                  One year or less              One year to five years               years
- ------------------------------------------------------------------------------------------------------------------------------------
                                      Market   Amortized             Market    Amortized            Market    Amortized
                                      Value      Cost      Yield     Value       Cost     Yield     Value       Cost      Yield
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. government securities.........  $     --       --      --%  $      107        107   5.80 %   $     --         --     -- %
U.S. agency securities.............    69,082   68,755    6.39    2,104,988  2,138,680   5.69       85,359     89,387   7.21
State and municipal securities*....    95,523   95,274    5.64      117,713    116,690   6.29       24,889     24,702   6.74
Collateralized mortgage
 obligations.......................        --       --      --      483,344    523,317   6.02       41,050     44,989   6.58
Other securities...................        76       76   10.00        2,720      2,759   6.80          508        507   6.37
- ------------------------------------------------------------------------------------------------------------------------------------
Total..............................  $164,681  164,105    5.96%  $2,618,872  2,781,553   5.78 %   $151,806    159,585   6.96%
- ------------------------------------------------------------------------------------------------------------------------------------
Market value as a percent of------
 amortized cost....................    100.35%                        94.15%                         95.13%
- ------------------------------------------------------------------------------------------------------------------------------------



         December 31, 1994                       After ten years                         Total
- ------------------------------------------------------------------------------------------------------------------------------------
                                        Market     Amortized               Market      Amortized
                                        Value        Cost      Yield       Value         Cost       Yield
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. government securities.........      $   --         --        -- %    $      107          107    5.80 %
U.S. agency securities.............          --         --        --       2,169,429    2,296,822    5.77
State and municipal securities*....       7,434      7,632      6.54         245,559      244,298    6.09
Collateralized mortgage
 obligations.......................          --         --        --         524,394      568,307    6.07
Other securities...................          --         --        --           3,304        3,342    6.81
- ------------------------------------------------------------------------------------------------------------------------------------
Total..............................      $7,434      7,632      6.54 %    $2,942,793    3,112,876    5.85 %
- ------------------------------------------------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost....................       97.41%                               94.54%
- ------------------------------------------------------------------------------------------------------------------------------------


* Yields on state and political obligations have been adjusted to a taxable equivalent basis using a 35% tax rate. Yields are calculated on the basis of cost and weighted for the scheduled maturity and dollar amount of each issue.
- --------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
MATURITY DISTRIBUTION AND PORTFOLIO YIELDS
($ in thousands)


                                                                                                            Five years to ten
       December 31, 1994                 One year or less                 One year to five years                  years
- ------------------------------------------------------------------------------------------------------------------------------------
                                      Market   Amortized             Market    Amortized            Market    Amortized
                                      Value      Cost      Yield     Value       Cost     Yield     Value       Cost      Yield
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. government securities......  $110,383    110,996      5.25%  $  896,391    941,641   5.81 %  $ 60,589     63,549   6.78 %
U.S. agency securities..........   278,280    282,581      5.17      695,728    722,786   5.35     196,424    209,153   6.79
State and municipal
 securities*....................        --         --        --          944        942   3.90          --         --     --
Collateralized mortgage
 obligations....................     1,588      1,570      8.36       94,452     97,881   6.57          --         --     --
Other securities................        --         --        --        2,049      2,162   5.84          --         --     --
- ------------------------------------------------------------------------------------------------------------------------------------
Total...........................  $390,251    395,147      5.21%  $1,689,564  1,765,412   5.66 %  $257,013    272,702   6.79%
- ------------------------------------------------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost.................    98.76%                             95.70%                        94.25%
- ------------------------------------------------------------------------------------------------------------------------------------


         December 31, 1994                       After ten years                         Total
- ------------------------------------------------------------------------------------------------------------------------------------
                                        Market     Amortized               Market      Amortized
                                        Value        Cost      Yield       Value         Cost       Yield
- ------------------------------------------------------------------------------------------------------------------------------------
U.S. government securities......      $     --          --       -- %    $1,067,363    1,116,186    5.80 %
U.S. agency securities..........       170,637     181,521     5.52       1,341,069    1,396,041    5.55
State and municipal
 securities*....................           579         579     7.96           1,523        1,521    5.43
Collateralized mortgage
 obligations....................            --          --       --          96,040       99,451    6.60
Other securities................        79,582      79,569     6.21          81,631       81,730    6.20
- ------------------------------------------------------------------------------------------------------------------------------------
Total...........................      $250,798     261,669     5.73 %    $2,587,626    2,694,929    5.72 %
- ------------------------------------------------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost.................         95.85%                               96.02%
- ------------------------------------------------------------------------------------------------------------------------------------

* Yields on state and political obligations have been adjusted to a taxable equivalent basis using a 35% tax rate. Yields are calculated on the basis of cost and weighted for the scheduled maturity and dollar amount of each issue.
- --------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY
($ in thousands)

               December 31,                           1994                         1993                         1992
  ------------------------------------------------------------------------------------------------------------------------------
                                                           Average        Amortized     Average        Amortized     Average
                                             Amortized     Maturity          Cost       Maturity          Cost       Maturity
                                                Cost
- ------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities.....   $2,296,929       2.7yrs.     $1,452,922       2.6yrs.     $2,992,443       2.8yrs.
State and municipal securities............      244,298       2.5            361,612       2.2            458,207       2.4
Marketable equity securities*.............           --        --                 --        --             23,082        --
Other securities..........................      571,649       3.2             42,089       9.7             15,894       9.2
- ------------------------------------------------------------------------------------------------------------------------------
Total.....................................   $3,112,876                   $1,856,623                   $3,489,626
- ------------------------------------------------------------------------------------------------------------------------------

* Includes Federal Reserve Stock of $23,082 in 1992.

SECURITIES AVAILABLE FOR SALE
($ in thousands)

                            December 31,                                         1994                         1993
 ------------------------------------------------------------------------------------------------------------------------------
                                                                                      Average        Amortized     Average
                                                                        Amortized     Maturity          Cost       Maturity
                                                                           Cost
- ------------------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities................................   $2,512,227       3.3yrs.     $2,849,863       1.8yrs.
State and municipal securities.......................................        1,521       7.5            340,322       3.1
Collateralized mortgage obligations..................................       99,451       2.5             22,502       0.7
Other securities.....................................................       81,730        --                 --        --
- ------------------------------------------------------------------------------------------------------------------------------
Total................................................................   $2,694,929                   $3,212,687
- ------------------------------------------------------------------------------------------------------------------------------

NOTE 6: RISK ELEMENTS IN THE LOAN PORTFOLIO AND OTHER REAL ESTATE OWNED

    Assets earning at less than normal interest rates include (1) non-accrual loans, (2) restructured loans (loans for which the interest rate or principal balance has been reduced because of a borrower's financial difficulty) and (3) other real estate which has been acquired in lieu of loan balances due. Information concerning these assets, loans past due 90 days or more and other loans of concern (loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms) at December 31, 1994 and 1993 follows:

                                         ($ in thousands)                                              1994       1993
- ------------------------------------------------------------------------------------------------------------------------
BALANCES OUTSTANDING:
Non-accrual loans.................................................................................   $ 96,814    121,186
Restructured loans................................................................................      4,852     10,879
Past due 90 days or more..........................................................................     18,208     23,462
Other loans of concern............................................................................     31,653     53,206
Other real estate owned (included in other assets)................................................     38,662     50,595
- ------------------------------------------------------------------------------------------------------------------------
Total.............................................................................................   $190,189    259,328
- ------------------------------------------------------------------------------------------------------------------------

    Interest income of $3,801,000 and $3,149,000 during 1994 and 1993, respectively, was recognized as income on non-accrual and restructured loans. Had these loans been performing under the original contract terms, an additional $8,520,000 and $6,928,000 of interest would have been reflected in interest income during 1994 and 1993, respectively.

    First of America has no significant concentrations of credit risk. Its loan portfolio is well balanced both by type and by geographical area.

NOTE 7:  LOANS TO RELATED PARTIES

    First of America's subsidiary banks have extended loans to directors and executive officers of the corporation and their associates and to the directors and executive officers of the corporation's significant subsidiaries and their associates (other than members of their immediate families). In conformance with First of America's written corporate policy and applicable laws and regulations, these loans to related parties were made in accordance with sound business and banking practices on non-preferential terms and rates available to non-insiders of comparable credit worthiness under similar circumstances. The loans do not involve more than the normal risk of collectibility or present other unfavorable features. All such extensions of credit must be properly documented as complying with this corporate policy. The aggregate loans outstanding as reported by the directors and executive officers of the corporation and its significant subsidiaries which exceeded $60,000 during 1994 totaled $56,965,000 at December 31, 1994, which represented 3.6 percent of total shareholders' equity, and $42,405,000 at December 31, 1993. During 1994, $39,201,000 of new loans were made with repayments and other reductions totaling $24,641,000. First of America relies on its directors and executive officers for identification of loans to their associates.

    First of America maintains a line of credit for First of America Mortgage Company and First of America Community Development Corporation; at December 31, 1994, the amounts of the borrowings were $68,800,000 and $356,587, respectively. In conformance with First of America's corporate policy and applicable law, such extensions of credit to subsidiaries are made in accordance with sound banking practices and on non-preferential terms and rates.

    In the opinion of management, the amount and nature of these loans to related parties and subsidiaries do not materially affect the financial condition of First of America.

NOTE 8:  ALLOWANCE FOR LOAN LOSSES

    An analysis of the transactions in the allowance for loan losses for 1994, 1993 and 1992 follows.

($ in thousands)                                                          1994       1993       1992
- ----------------------------------------------------------------------------------------------------
Balance, beginning of year..........................................   $188,664   176,793    174,882
Additions: Provision charged against income.........................    86,571     84,714     78,809
          Allowance of acquired (sold) banks, net...................    11,420         50       (372)
          Recoveries................................................    38,134     35,863     33,640
                                                                       -------    -------    -------
                                                                       324,789    297,420    286,959
Less: Loans charged off.............................................   (96,674)   (108,756)  (110,166)
- ----------------------------------------------------------------------------------------------------
Balance, end of year................................................   $228,115   188,664    176,793
- ----------------------------------------------------------------------------------------------------

    Management has evaluated the loan portfolio and determined that the balance in the allowance for loan losses is adequate in light of the composition of the loan portfolio, economic conditions and other pertinent factors.

    On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of Statement No. 114. This resulted in an allowance for impaired loan losses of $17.4 million, which was transferred from the general allowance.

NOTE 9: PREMISES AND EQUIPMENT

    A summary of premises and equipment at December 31, 1994 and 1993 follows.

                                         ($ in thousands)                                              1994       1993
- ------------------------------------------------------------------------------------------------------------------------
Land..............................................................................................   $ 77,458     65,937
Buildings and leasehold improvements..............................................................    428,877    393,133
Equipment.........................................................................................    365,554    327,103
Capital leases....................................................................................     25,082     22,043
                                                                                                     --------    -------
                                                                                                      896,971    808,216
Less:
Accumulated depreciation and amortization.........................................................    420,806    375,960
- ------------------------------------------------------------------------------------------------------------------------
Total.............................................................................................   $476,165    432,256
- ------------------------------------------------------------------------------------------------------------------------

    First of America and certain of its subsidiaries have capital and operating leases for premises and equipment under agreements expiring at various dates through 2034. These leases, in general, provide for renewal options and options to purchase certain premises at fair values, and require the payment of property taxes, insurance premiums and maintenance costs. Total rental expense for all operating leases was $16,100,000 in 1994, $10,936,000 in 1993, and $16,329,000
in 1992.

    The future minimum payments by year, and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1994.

                                  ($ in thousands)                                      Capital Leases    Operating Leases
- --------------------------------------------------------------------------------------------------------------------------
1995.................................................................................      $    339            15,457
1996.................................................................................           370            12,931
1997.................................................................................           405            10,682
1998.................................................................................           433             7,885
1999.................................................................................           414             5,676
Thereafter...........................................................................        19,572            42,577
                                                                                        --------------        -------
Total minimum lease payments.........................................................        21,533            95,208
Amounts representing interest........................................................        26,415                --
- --------------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments..........................................      $ 47,948            95,208
- --------------------------------------------------------------------------------------------------------------------------

NOTE 10: SHORT TERM BORROWINGS

    Information relating to securities sold under agreements to repurchase follows:

                                   ($ in thousands)                                         1994        1993       1992
- -------------------------------------------------------------------------------------------------------------------------
At December 31:
Outstanding...........................................................................   $  583,184    664,531    108,873
Average interest rate.................................................................         5.75%      3.31       3.70
Daily average for the year:
Outstanding...........................................................................   $  709,205    326,383     62,978
Average interest rate.................................................................         4.43%      3.26       3.97
Maximum outstanding at any month end..................................................   $1,229,099    664,531    108,873
- -------------------------------------------------------------------------------------------------------------------------

    Securities sold under agreements to repurchase are secured transactions with customers, generally maturing within thirty days. As of December 31, 1994, First of America did not have repurchase agreements which exceeded 10 percent of total assets.

NOTE 11: LONG TERM DEBT

    Information relating to long term debt at December 31, 1994 and 1993 follows.

                                         ($ in thousands)                                              1994       1993
- ------------------------------------------------------------------------------------------------------------------------
PARENT COMPANY:
9.25% senior notes, payable $7,143 annually in 1990 through 1995, balance due 1996, interest payable
  semi-annually...................................................................................   $     --     21,429
7.75% subordinated notes due July 15, 2004........................................................    200,000         --
10.625% subordinated notes payable in equal annual installments in 1990 through 1998, interest
  payable semi-annually...........................................................................      6,222      7,778
8.50% subordinated notes due February 1, 2004.....................................................    150,000    150,000
Revolving credit agreement........................................................................     30,000     30,000
6.35% subordinated debenture due December 31, 2007................................................     10,000     10,000
Capital lease obligations (Note 9)................................................................     20,198     20,408
                                                                                                     --------    -------
                                                                                                      416,420    239,615
SUBSIDIARIES:
Bank notes, with interest rates ranging from 4.875% to 5.05%, due Sept. 18, 1995 through
  August 26, 1996.................................................................................    259,903         --
Notes payable through 2001........................................................................      2,455      1,913
FHLB borrowings with interest rates ranging from 3.42% to 8.30%, payable from 1994 to 1996........        820     10,820
Mortgages and land contracts, payable in installments through 1999 with interest rates ranging
  from 4.75% to 10.25%............................................................................        303        410
Capital lease obligations (Note 9)................................................................      1,335      1,435
- ------------------------------------------------------------------------------------------------------------------------
TOTAL LONG TERM DEBT..............................................................................   $681,236    254,193
- ------------------------------------------------------------------------------------------------------------------------

    First of America entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by the First Amendment dated December 9, 1994 (collectively, the Credit Agreement). The Credit Agreement allows First of America to borrow on a standby revolving credit basis and an uncommitted competitive advance basis up to $350,000,000. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital and for other general corporate purposes.

    On July 26, 1994, First of America issued $200 million of 7 3/4% Subordinated Notes Due July 15, 2004, which are not subject to redemption prior to maturity and which qualify as tier II capital under the Federal Reserve Board's capital guidelines. The proceeds received from the Notes were used to discharge indebtedness incurred to fund the acquisition of the Goldome Federal branches, the repurchase of common stock and for other general corporate purposes.

    During August 1994, certain First of America bank subsidiaries began issuing Bank Notes Due from 30 Days to 10 Years from Date of Issue. The Bank Notes which are long term are included in the preceding table. The proceeds from the sale of the notes were used for general corporate purposes by the issuing banks.

    The various loan agreements include restrictions on consolidated capital. First of America's net worth, under the most restrictive loan covenant, may not be less than $1,295,000,000. The indebtedness of subsidiary banks is subordinated to the claims of its depositors and certain other creditors. Management has determined that First of America is in compliance with all of its loan covenants.

    Maturities of outstanding indebtedness at December 31, 1994 follow.

                                                                                                           Total Principal
                                            ($ in thousands)                                                 Amount Due
- --------------------------------------------------------------------------------------------------------------------------
Year ending December 31,
1995....................................................................................................      $ 214,095
1996....................................................................................................         83,289
1997....................................................................................................          2,490
1998....................................................................................................            798
1999....................................................................................................            779
Thereafter..............................................................................................        379,785
- --------------------------------------------------------------------------------------------------------------------------
Total...................................................................................................      $ 681,236
- --------------------------------------------------------------------------------------------------------------------------

NOTE 12: PREFERRED STOCK

    First of America has reserved 500,000 shares of preferred stock for issuance as Series A Junior Participating Preferred Stock ("Series A Preferred") upon the exercise of certain preferred stock purchase rights (each a "Right") issued to holders of and in tandem with shares of First of America Common Stock. The description and terms of the Rights are set forth in a Rights Agreement ("Rights Agreement"), dated July 18, 1990, between First of America and First of America Bank -- Michigan, N.A., as Rights Agent.

    If issued, each share of Series A Preferred shall be entitled to 100 votes on all matters submitted to a vote of the shareholders of First of America. Additionally, in the event First of America fails to pay dividends on the Series A Preferred for four full quarters, holders of the Series A Preferred have certain rights to elect additional directors of the company. Except as described in the Rights Agreement, holders of the Series A Preferred have no preemptive rights to subscribe for additional securities which the company may issue. The Series A Preferred will not be redeemable. Each share of Series A Preferred will, subject to the rights of any other preferred stock the company may issue ranking senior to the Series A Preferred, if any, be entitled to preferential quarterly dividends equal to the greater of $10.00, or subject to certain adjustments, 100 times the dividend declared per share of First of America Common Stock. Upon liquidation of the company, holders of Series A Preferred will, subject to the rights of senior securities, be entitled to a preferential liquidation payment equal to $190.00 per share, plus accrued and unpaid dividends. In the event of any merger, consolidation, or other transaction in which shares of First of America Common Stock are exchanged, each share of Series A Preferred will, subject to the rights of senior securities, be entitled to receive 100 times the amount received per share common stock. The rights of the Series A Preferred are protected by customary antidilution provisions.

NOTE 13: STOCK OPTION PLAN

    The First of America Bank Corporation Restated 1987 Stock Option Plan is administered by the Nominating and Compensation Committee of the Board of Directors, none of whom is eligible to participate therein. Under the Plan options to purchase up to 1,700,000 authorized but unissued shares of First of America Common Stock may be issued through December 9, 1997.

    The stock options are exercisable during a 10 year period, beginning on the date of grant and may be granted at prices not less than the fair market value on the date of grant.

    The following is a summary of transactions which occurred during 1992, 1993 and 1994:

                                                                                             Shares Under    Option Price
                                                                                                Option        Per Share
- -------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1991..........................................................       705,000     $16.00-27.50
Granted...................................................................................       193,450        32.50
Exercised.................................................................................       (37,367)
Canceled..................................................................................       (17,383)
- -------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1992..........................................................       843,700     $16.00-32.50
Granted...................................................................................       176,000        40.00
Exercised.................................................................................       (53,700)
Canceled..................................................................................       (11,367)
- -------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1993..........................................................       954,633     $16.00-40.00
Converted options from acquisitions.......................................................        24,933        11.30
Granted...................................................................................       295,900        33.00
Exercised.................................................................................       (23,050)
Canceled..................................................................................        (5,366)
- -------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1994..........................................................     1,247,050     $11.30-40.00
- -------------------------------------------------------------------------------------------------------------------------

NOTE 14: DIVIDENDS FROM BANKING SUBSIDIARIES

    Dividends paid to First of America by its bank subsidiaries amounted to $173,350,000 in 1994, $200,700,000 in 1993 and $137,369,000 in 1992. Unless
prior regulatory approval is obtained, banking regulations limit the amount of dividends that First of America's banking subsidiaries can declare during 1995, to the 1995 net profits, as defined in the Federal Reserve Act, plus retained net profits for 1994 and 1993, which amounted to $176,317,000. Under the FDIC Improvement Act of 1992, there is incentive to maintain banks' capital at the "well-capitalized" level. This may further restrict dividends in the future.

NOTE 15: EMPLOYEE PENSION PLAN

    First of America and its subsidiaries have a defined benefit pension plan that covers substantially all of its full-time employees. Benefits are based on years of service and the employee's compensation.

    Pension costs for the years 1994 and 1993 were calculated based on Financial Accounting Standards Board Statement No. 87 "Employers' Accounting for Pensions." Pension costs for the years ended December 31, 1994, 1993, and 1992 equaled $9,192,000, $6,508,000 and $11,821,000, respectively.

    The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993.

                                                                                                        December 31,
                                                                                                     -------------------
                                         ($ in thousands)                                              1994       1993
- ------------------------------------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
  Accumulated benefit obligation, including vested benefits of $284,034 for 1994 and $239,204 for
  1993............................................................................................   $294,336    244,717
- ------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date.........................................    345,465    303,728
Plan assets at fair value, primarily listed stocks and U.S. Bonds.................................    358,392    359,500
                                                                                                     --------    -------
Projected benefit obligation less than plan assets................................................     12,927     55,772
Unrecognized net gain.............................................................................      8,228    (48,325)
Unrecognized prior service cost...................................................................     25,905     28,694
Unrecognized net assets being recognized over 15 years............................................    (15,902)   (17,846)
                                                                                                     --------    -------
Prepaid pension included in other assets..........................................................   $ 31,158     18,295
- ------------------------------------------------------------------------------------------------------------------------
NET PENSION COST INCLUDED THE FOLLOWING COMPONENTS:
  Service cost....................................................................................   $ 12,114      9,196
  Interest cost on projected benefit obligation...................................................     22,661     21,822
  Actual return on plan assets....................................................................      6,948    (46,209)
  Net amortization and deferral...................................................................    (33,650)    21,111
- ------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost.........................................................................   $  8,073      5,920
- ------------------------------------------------------------------------------------------------------------------------

    First of America's weighted-average discount rate was 8.00 percent at December 31, 1994 and 7.25 percent at December 31, 1993. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 6.00 percent at year-end 1994 and 5.00 percent at year-end 1993. The expected long term rate of return on assets was
9.00 percent and 8.75 percent at December 31, 1994 and 1993, respectively. The assumed rates in place at each year-end are used to determine the net periodic pension cost for the following year.

NOTE 16: OTHER POSTRETIREMENT BENEFITS

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

    The following table presents the plan's funded status reconciled with amounts recognized in First of America's Consolidated Balance Sheet at December 31, 1994 and 1993:

                                                                                                        December 31,
- ------------------------------------------------------------------------------------------------------------------------
                                         ($ in thousands)                                              1994       1993
- ------------------------------------------------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:
Retirees..........................................................................................   $(20,626)   (19,685)
Fully eligible active plan participants...........................................................     (7,470)    (6,801)
Other active plan participants....................................................................     (9,299)    (9,807)
                                                                                                     --------    -------
                                                                                                      (37,395)   (36,293)
Plan assets at fair value.........................................................................         --         --
                                                                                                     --------    -------
Accumulated postretirement benefit obligation in excess of plan assets............................    (37,395)   (36,293)
Unrecognized prior service cost...................................................................     (5,498)    (4,807)
Unrecognized net loss.............................................................................      4,002      3,444
- ------------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost included in other liabilities.................................   $(38,891)   (37,656)
- ------------------------------------------------------------------------------------------------------------------------
NET PERIOD POSTRETIREMENT BENEFIT COST FOR 1994 AND 1993 INCLUDE THE FOLLOWING COMPONENTS:
Service cost......................................................................................   $  1,253      1,116
Interest cost.....................................................................................      2,641      2,986
Net amortization and deferral.....................................................................       (405)       (91)
- ------------------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost..........................................................   $  3,489      4,011
- ------------------------------------------------------------------------------------------------------------------------

    For measurement purposes of the accrued postretirement benefit cost included in other liabilities, 10.36 percent and 10.95 percent annual rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) were assumed at December 31, 1994 and 1993, respectively; the 1994 rate was further assumed to decline evenly to 6.0 percent in 2004. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0 percent at December 31, 1994 and 7.25 percent at December 31, 1993. To determine First of America's net periodic postretirement benefit cost for 1994 and 1993, a weighted average discount rate of 7.25 percent and 8.5 percent, respectively, and the health care trend rate of 10.95 percent and 11.54 percent, respectively, were used. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by 8.7 percent and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 by 2.2 percent.

NOTE 17: SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Other than the items listed below, other operating income and other operating expenses did not include any accounts that exceeded one percent of total revenue, which is the sum of total interest income and total non-interest income.

                                    ($ in thousands)                                         1994       1993       1992
- -------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Revolving loan fees -- interchange income...............................................   $ 31,538     30,104     27,555
Revolving loan fees -- merchant discount................................................     28,863     22,994     18,995
Gains on sale of loans..................................................................     11,697     29,456     15,230
Other...................................................................................     36,045     30,939     36,171
- -------------------------------------------------------------------------------------------------------------------------
Total other operating income............................................................   $108,143    113,493     97,951
- -------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES:
Services purchased......................................................................   $ 17,814     14,638     20,409
Office supplies.........................................................................     20,924     22,541     21,672
FDIC insurance..........................................................................     42,055     39,680     38,711
Advertising, business development and public relations..................................     20,884     22,573     14,427
Postage.................................................................................     16,458     16,291     16,585
Telephone...............................................................................     19,293     17,300     15,899
Other...................................................................................     94,744     95,052     88,655
- -------------------------------------------------------------------------------------------------------------------------
Total other operating expenses..........................................................   $232,172    228,075    216,358
- -------------------------------------------------------------------------------------------------------------------------

NOTE 18: INCOME TAXES

    Total comprehensive tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992, respectively, was allocated as follows:

                                    ($ in thousands)                                          1994       1993       1992
- -------------------------------------------------------------------------------------------------------------------------
Income from continuing operations........................................................   $102,616     98,574    91,506
Shareholders equity, for market value adjustments on investment securities available for
  sale...................................................................................    (32,296)    17,263        --
- -------------------------------------------------------------------------------------------------------------------------
Total comprehensive tax expense..........................................................   $ 70,320    115,837    91,506
- -------------------------------------------------------------------------------------------------------------------------

    Income tax expense (benefit) attributable to income from continuing operations consists of:

                                 ($ in thousands)                                    Current        Deferred        Total
- --------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
U.S. Federal......................................................................   $103,124            95        103,219
State and local...................................................................      5,186        (5,789)          (603)
- --------------------------------------------------------------------------------------------------------------------------
Total.............................................................................   $108,310        (5,694)       102,616
- --------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
U.S. Federal......................................................................   $ 99,184        (3,117)        96,067
State and local...................................................................        787         1,720          2,507
- --------------------------------------------------------------------------------------------------------------------------
Total.............................................................................   $ 99,971        (1,397)        98,574
- --------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1992:
U.S. Federal......................................................................   $101,288        (9,782)        91,506
State and local...................................................................         --            --             --
- --------------------------------------------------------------------------------------------------------------------------
Total.............................................................................   $101,288        (9,782)        91,506
- --------------------------------------------------------------------------------------------------------------------------

    Income tax expense attributable to income from continuing operations was $102,616,000, $98,574,000 and $91,506,000 for the years ended December 31, 1994,
1993 and 1992 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations for 1994 and 1993 and 34 percent for 1992 as a result of the following:

                                 ($ in thousands)                                      1994          1993          1992
- -------------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense...................................................   $113,092       121,086        88,774
Increase (reduction) in income taxes resulting from:
  Tax exempt municipal obligations income.........................................     (9,904)      (12,738)      (13,017)
  Change in the beginning-of-the-year balance of the valuation allowance for
    deferred tax assets allocated to income tax expense...........................       (883)       (9,686)       (2,507)
  Alternative minimum tax credits utilized........................................         --        (5,675)           --
  State and local tax expense (benefit), net of federal tax.......................       (392)        1,630            --
  Amortization of goodwill........................................................      3,844         3,116        13,034
  Other, net......................................................................     (3,141)          841         5,222
- -------------------------------------------------------------------------------------------------------------------------
Total.............................................................................   $102,616        98,574        91,506
- -------------------------------------------------------------------------------------------------------------------------

    The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the year ended December 31, 1994, 1993 and 1992 were as follows:

                                                                                                   December 31,
- --------------------------------------------------------------------------------------------------------------------------
                                   ($ in thousands)                                       1994          1993         1992
- --------------------------------------------------------------------------------------------------------------------------
Deferred tax benefit (exclusive of the effects of other components below).............   $(4,811)       8,289       (7,275)
Decrease in beginning-of-the-year balance of the valuation allowance for deferred tax
  assets..............................................................................      (883)      (9,686)      (2,507)
- --------------------------------------------------------------------------------------------------------------------------
Total.................................................................................   $(5,694)      (1,397)      (9,782)
- --------------------------------------------------------------------------------------------------------------------------

    The tax effect of securities transactions for 1994, 1993 and 1992 was $2,249,000, $6,524,000 and $5,574,000, respectively.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1993 are presented below:

                                                                                                       December 31,
- ------------------------------------------------------------------------------------------------------------------------
                                       ($ in thousands)                                             1994          1993
- ------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Book loan loss deduction in excess of tax......................................................   $ 76,073        66,505
Deferred compensation..........................................................................      6,149         5,091
Deferred loan fees.............................................................................     10,279         8,541
Employee benefits..............................................................................      1,916         4,815
Other real estate expenses not allowed for tax purposes........................................      3,229         2,849
Non-accrual loan income........................................................................      3,292         3,621
Market value adjustment on investment securities available for sale............................     37,556            --
Net capital loss carry forwards................................................................         --           883
Expenses not currently deductible for tax purposes.............................................      3,408         5,072
Other..........................................................................................     10,474         6,279
                                                                                                  --------       -------
Total gross deferred tax assets................................................................   $152,376       103,656
Less valuation allowance.......................................................................    (22,524)         (883)
                                                                                                  --------       -------
Net deferred tax assets........................................................................   $129,852       102,773
                                                                                                  --------       -------
DEFERRED TAX LIABILITIES:
Premise and equipment, due to differences in depreciation......................................   $(10,200)       (7,017)
Discount accretion on investment securities....................................................     (1,276)       (1,670)
Market value adjustment on investment securities available for sale............................         --       (17,263)
Tax loan loss reserve to be recaptured.........................................................     (7,094)      (10,095)
Other..........................................................................................    (10,327)       (3,763)
                                                                                                  --------       -------
Total gross deferred liabilities...............................................................   $(28,897)      (39,808)
- ------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset.........................................................................   $100,955        62,965
- ------------------------------------------------------------------------------------------------------------------------

    The valuation allowance for deferred tax assets as of January 1, 1994 was $883,000. The net change in the total valuation allowance for the year ended December 31, 1994 was an increase of $21,641,000.

    The valuation allowance for deferred tax assets at December 31, 1994 is related entirely to market value adjustments on securities available for sale which would result in capital losses, that can be recognized only when offset against capital gains.

    Subsequently recognized tax benefits of $22,524,000 relating to the valuation allowance for deferred tax assets as of December 31, 1994 will be allocated to shareholders' equity.

NOTE 19: EARNINGS PER SHARE CALCULATION

    The weighted average number of shares used in the determination of earnings per share were:

                                                                                 1994             1993             1992
- --------------------------------------------------------------------------------------------------------------------------
Common and common equivalents..............................................   59,811,568       57,416,771       54,841,762
Fully diluted..............................................................   59,811,568       59,772,113       59,559,956
- --------------------------------------------------------------------------------------------------------------------------

    Common and common equivalents per share amounts were calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the respective periods adjusted for the portion of stock options which were considered common equivalents, 281,498 in 1994, 305,240 in 1993 and 212,463 in 1992. Fully diluted earnings per share calculations were based on the assumption that all outstanding preferred stock was converted into common stock and the preferred dividends on these shares eliminated. In addition, the average fully diluted earnings per share included the portion of stock options which were considered common equivalents, 281,498 in 1994, 305,240 in 1993 and 303,947 in 1992.

    On December 31, 1994 and 1993, there were 62,849,209 and 59,520,710 common shares outstanding, respectively. At the same dates there were 100,000,000 authorized shares of $10 par value common stock.

NOTE 20: COMMITMENTS AND CONTINGENT LIABILITIES

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

    First of America's exposure to credit loss in the event of nonperformance by other parties to the financial instruments with off-balance sheet risk is represented by the contractual notional amount of these instruments. First of America uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

    Unless noted otherwise, First of America does not require collateral or other security to support financial instruments with off-balance sheet credit risk.

    A summary of the contract or notional amounts of these financial instruments at December 31, is as follows:

                                     ($ in thousands)                                           1994              1993
- -------------------------------------------------------------------------------------------------------------------------
Commitments on unused credit card lines...................................................   $ 8,418,466        7,876,161
Other commitments to extend credit........................................................     2,699,651        2,061,959
Mortgages sold with recourse..............................................................       101,565           90,302
Standby letters of credit.................................................................       305,460          220,451
Commercial letters of credit..............................................................         7,199           12,383
Foreign exchange contracts................................................................        13,192           25,650
Interest rate swaps.......................................................................       707,864          291,605
Interest rate caps........................................................................       125,000               --
- -------------------------------------------------------------------------------------------------------------------------
Total.....................................................................................   $12,378,397       10,578,511
- -------------------------------------------------------------------------------------------------------------------------

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts included in the preceding table does not necessarily represent future cash requirements. At December 31, 1994, other commitments to extend credit included $1,667,324,000 in unused commercial loan commitments, $509,999,000 in commitments to fund commercial real estate, construction and land development of which $508,157,000 was secured by real estate, and $425,794,000 in home equity lines of credit. Collateral held on these instruments varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

    First of America has sold mortgage loans to the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and other savings institutions with full recourse. The total unpaid principal balances of these loans were $101.6 million at December 31, 1994 and are not included in the accompanying consolidated balance sheets.

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

    During the second quarter of 1993, First of America instituted rate swaps to hedge its interest rate risk. At December 31, 1993, the interest rate swaps had a total notional value of $291.6 million of which $125 million was a hedge against long term debt with the remainder as a hedge against certain certificates of deposits. Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. The following table outlines First of America's interest rate swaps at December 31, 1994.

INTEREST RATE SWAPS
($ in thousands)

                                                                                                                   Net Interest
                                                                Weighted          Average          Average        Income Impact
                                    Notional   Fair Market       Average       Rate Received      Rate Paid      ----------------
      Hedged Asset/Liability         Amount       Value      Maturity (Mos.)   Variable/Fixed   Variable/Fixed   1994        1993
- ------------------------------------------------------------------------------------------------------------------------------
Rising Rate CDs...................  $508,798     (11,264)           9.9          4.66%/fixed    6.19/variable    $  82        89
Market Rate CDs*..................    22,066      (1,202)          12.0                   --               --       --        --
FHLB advance......................    10,000          34            5.0        6.06/variable       5.35/fixed      (46)       --
FirstRate Fund deposits...........    12,000         268           20.0        6.19/variable       6.03/fixed      (35)       --
Bank notes........................    30,000         445           17.2        6.06/variable       5.88/fixed      (72)       --
Long term debt....................   125,000      (5,449)          19.8           4.84/fixed    6.31/variable      (93)      557
- ------------------------------------------------------------------------------------------------------------------------------
Total.............................  $707,864     (17,168)          12.0                                          $(164)      646
- ------------------------------------------------------------------------------------------------------------------------------

* This represents a basis swap.

    At December 31, 1994, deferred losses of $1.4 million were included in other assets from the termination of interest rate swaps with a notional value of $82.9 million. This deferred loss is being amortized into earnings over the remaining life of the originally designated liability. During 1994, a loss of $804 thousand was recognized in earnings related to interest rate swaps which were marked-to-market.

    Interest rate caps are agreements to make payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. First of America utilizes interest rate caps in an attempt to manage its interest rate risk. As of December 31, 1994, First of America had outstanding interest rate caps with notional amounts totaling $125 million. These interest rate caps are designated to certain FirstRate Fund deposits. First of America had no outstanding interest rate caps at December 31, 1993.

NOTE 21: FAIR VALUE DISCLOSURE

    SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of First of America.

    For purposes of this disclosure, estimated fair value of financial instruments with short-term maturities is assumed to equal the recorded book value. These financial instruments include cash and short term investments, accrued interest receivable and payable and short term borrowings. Estimated fair value for other financial instruments were determined as follows:

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

LOANS HELD FOR SALE:

    Fair value for loans held for sale were based on quoted market prices. If a quoted market price was not available, fair value was estimated using market prices for similar assets.

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

    The fair value of forward delivery commitments, foreign exchange contracts, interest rate swaps and interest rate caps is estimated, using dealer quotes, as the amount that the corporation would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

    The estimated fair values of First of America's financial instruments for which the fair value differs from the recorded book value for December 31, 1994 and 1993 were as follows:

                                                                          December 31, 1994              December 31, 1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                        Recorded     Estimated         Recorded     Estimated
                          ($ in millions)                              Book Value    Fair Value       Book Value    Fair Value
- ------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Securities:
    Held to maturity................................................    $  3,113         2,943            1,857         1,872
    Available for sale..............................................       2,588         2,588            3,261         3,261
  Loans, net........................................................      16,577        16,374           13,840        14,062
  Loans held for sale...............................................          30            30              366           369
FINANCIAL LIABILITIES:
  Deposits*.........................................................     (20,200)      (20,097)         (18,244)      (18,307)
  Long term borrowings..............................................        (681)         (657)            (254)         (264)
Off-balance sheet commitments.......................................          --            29               --            11
Interest rate swap agreements.......................................          --           (17)              --             2
Interest rate cap agreements........................................          --             2               --            --
- ------------------------------------------------------------------------------------------------------------------------------

* SFAS No. 107 defines the fair value of demand deposits as the amount payable on demand, and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time.

NOTE 22: CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

    The balance sheets for December 31, 1994 and 1993, and the statements of income and statements of cash flows for the three years ended December 31, 1994 follow.

                                                                                                      December 31,
- -------------------------------------------------------------------------------------------------------------------------
                                      ($ in thousands)                                            1994            1993
- -------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
ASSETS
Cash and interest bearing deposits held by subsidiary banks.................................   $   54,758          23,745
Investment in subsidiaries..................................................................    1,831,786       1,583,234
Other assets................................................................................      207,683         226,209
- -------------------------------------------------------------------------------------------------------------------------
Total assets................................................................................   $2,094,227       1,833,188
- -------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Accounts payable and other liabilities......................................................   $   98,919          70,136
Long term debt..............................................................................      416,420         239,615
                                                                                               ----------       ---------
Total liabilities...........................................................................      515,339         309,751
                                                                                               ----------       ---------
SHAREHOLDERS' EQUITY
Common stock................................................................................      628,492         595,207
Surplus.....................................................................................      284,877         265,596
Net unrealized gain/(loss) on securities available for sale, net of tax expense/(benefit) of
  $(15,032) for 1994 and $17,263 for 1993...................................................      (92,271)         31,531
Retained earnings...........................................................................      757,790         631,103
                                                                                               ----------       ---------
Total shareholders' equity..................................................................    1,578,888       1,523,437
- -------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity..................................................   $2,094,227       1,833,188
- -------------------------------------------------------------------------------------------------------------------------

                                                                                           Year Ended December 31,
- -------------------------------------------------------------------------------------------------------------------------
                                 ($ in thousands)                                      1994          1993          1992
- -------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
INCOME
Dividends from subsidiaries.......................................................   $175,350       205,891       128,275
Interest and other income.........................................................    262,615       291,798       217,649
                                                                                     --------       -------       -------
Total operating income............................................................    437,965       497,689       345,924
                                                                                     --------       -------       -------
EXPENSES
Interest on borrowed money........................................................     27,793        19,597        18,434
Salaries and employee benefits....................................................    151,766       134,734       101,873
Amortization of intangibles.......................................................      5,974         5,095         5,475
Other operating expenses..........................................................    139,853       171,937       143,031
                                                                                     --------       -------       -------
Total operating expenses..........................................................    325,386       331,363       268,813
                                                                                     --------       -------       -------
Income before income taxes, undistributed earnings of subsidiaries and cumulative
  effect of change in accounting principle........................................    112,579       166,326        77,111
Applicable income tax benefit.....................................................     22,609        14,084        13,614
                                                                                     --------       -------       -------
                                                                                      135,188       180,410        90,725
Equity in undistributed earnings of subsidiaries..................................     85,315        66,975        61,062
                                                                                     --------       -------       -------
Income before cumulative effect of change in accounting principle.................    220,503       247,385       151,787
Cumulative effect of change in accounting principle, net of tax of $2,196.........         --            --        (4,263)
- -------------------------------------------------------------------------------------------------------------------------
Net income........................................................................   $220,503       247,385       147,524
- -------------------------------------------------------------------------------------------------------------------------

                               ($ in thousands)                                     1994            1993           1992
- -------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................................   $ 220,503        247,385        147,524
Adjustment to reconcile net income to net cash provided by operating
  activities...................................................................     (13,723)      (125,584)       (41,629)
                                                                                  ---------       --------       --------
Net cash from operating activities.............................................     206,780        121,801        105,895
                                                                                  ---------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Premises and equipment purchased...............................................     (24,845)       (46,724)       (22,085)
Proceeds from sale of premises & equipment.....................................       4,974            600          3,270
(Acquisition)/sale of affiliates...............................................          --             --         12,000
Capital infusions, net of redemptions..........................................    (112,850)        (6,535)       (35,165)
                                                                                  ---------       --------       --------
Net cash from investing activities.............................................    (132,721)       (52,659)       (41,980)
                                                                                  ---------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long term debt.......................................     438,000        222,000        150,000
Repayment of long term debt....................................................    (261,195)      (190,891)      (123,878)
Proceeds from issuance of common stock.........................................         460          1,132          2,883
Repurchase of common stock.....................................................    (123,373)            --             --
Redemption of preferred stock..................................................          --             --         (3,567)
Dividends paid.................................................................     (96,670)       (93,333)       (83,824)
Other, net.....................................................................        (268)          (329)          (105)
                                                                                  ---------       --------       --------
Net cash from financing activities.............................................     (43,046)       (61,421)       (58,491)
                                                                                  ---------       --------       --------
Net increase (decrease) in cash................................................      31,013          7,721          5,424
Cash at beginning of year......................................................      23,745         16,024         10,600
- -------------------------------------------------------------------------------------------------------------------------
Cash at year-end...............................................................   $  54,758         23,745         16,024
- -------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION (Unaudited)

                                                       1994           1993           1992           1991           1990
- ---------------------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share:
Primary..........................................   $     25.12          25.60          22.12          20.58          18.97
Fully Diluted....................................         25.12          25.60          22.49          21.47          20.02
Common shares outstanding:
Weighted average.................................    59,811,568     57,416,771     54,841,762     53,536,154     52,621,736
Year end.........................................    62,849,209     59,520,710     57,014,117     53,537,438     53,263,184
Market price of Common Stock:
High.............................................   $    40.125         43.250         37.875         31.750         26.000
Low..............................................        29.750         36.500         29.000         18.250         15.375
Year end.........................................        30.000         39.250         37.875         29.375         21.250
Number of shares traded (in thousands)...........        18,313         13,708         14,284         13,612         15,768
Price earnings ratio*............................           8.1x           9.3           15.4            9.1            8.1
Dividend yield (at year end).....................          5.60%          4.08           3.70           4.36           5.65
Dividend payout ratio............................         43.90          35.71          53.25          45.35          43.13
NON-FINANCIAL DATA
Number of common shareholders*...................        30,600         28,400         23,800         17,815         16,700
Number of banking subsidiaries*..................             8             20             23             26             33
Number of banking offices*.......................           630            572            551            487            450
Number of employees (FTE)*.......................        13,490         13,330         12,940         13,404         10,387
Number of automated teller machines*.............           647            531            498            400            319
RETURN ON EQUITY AND ASSETS
Return on average total assets...................          0.98%          1.20           0.75           0.95           0.98
Return on average common shareholders' equity....         14.44          18.01          11.67          13.66          14.52
Return on average total shareholders' equity.....         14.44          17.50          11.38          13.07          13.70
Average common shareholders' equity as a percent
  of total average assets........................          6.77           6.52           5.91           6.28           6.01
Average shareholders' total equity as a percent
  of total average assets........................          6.77           6.88           6.63           7.26           7.14
- ---------------------------------------------------------------------------------------------------------------------------

* Prior years numbers not restated.

QUARTERLY INFORMATION (Unaudited)
($ in millions, except per share data)

                                                                1994 Quarters                           1993 Quarters
 ------------------------------------------------------------------------------------------------------------------------------
                                                    Fourth     Third     Second    First     Fourth    Third     Second    First
- ------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Total interest income.............................  $ 433.6     417.1     387.7     362.4     374.7     376.9     382.2     377.1
Total interest expense............................    196.5     177.3     152.9     135.4     147.1     150.6     154.5     156.6
- ------------------------------------------------------------------------------------------------------------------------------
Net interest income...............................    237.1     239.8     234.8     227.0     227.6     226.3     227.7     220.5
Provision for loan losses.........................     22.2      21.2      22.5      20.6      20.4      20.5      20.0      23.8
- ------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision...............    214.9     218.6     212.3     206.4     207.2     205.8     207.7     196.7
- ------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
Service charges on deposit accounts...............     23.6      23.0      22.3      20.3      21.5      21.3      21.7      20.1
Trust income......................................     20.4      20.4      20.7      20.3      19.9      19.2      19.6      18.6
Investment securities transactions................     (4.3)      1.0       1.2       7.5       4.4       2.7       2.5       7.2
Other operating income............................     27.2      26.7      25.6      28.5      31.7      30.3      25.6      25.9
- ------------------------------------------------------------------------------------------------------------------------------
Total non-interest income.........................     66.9      71.1      69.8      76.6      77.5      73.5      69.4      71.8
- ------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
Salaries and wages................................     91.7      88.9      88.4      84.7      85.9      84.6      83.0      80.2
Employee benefits.................................     17.0      19.4      20.5      19.9      15.8      16.2      18.9      18.5
- ------------------------------------------------------------------------------------------------------------------------------
Total personnel costs.............................    108.7     108.3     108.9     104.6     101.7     100.8     101.9      98.7
Occupancy, net....................................     14.7      15.9      14.5      15.3      14.1      13.7      13.0      14.2
Equipment.........................................     15.1      14.2      13.8      13.0      14.0      12.7      13.1      13.5
Data processing...................................      3.9       4.6       4.7       4.3       3.5       4.1       3.8       3.6
Amortization of intangibles.......................      5.4       4.5       4.0       2.6       2.6       2.2       2.1       2.0
Other operating expenses..........................     56.5      59.3      58.5      58.1      58.2      59.5      57.2      53.5
- ------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense........................    204.3     206.8     204.4     197.9     194.1     193.0     191.1     185.5
- ------------------------------------------------------------------------------------------------------------------------------
Income before income tax..........................     77.5      82.9      77.7      85.1      90.6      86.3      86.0      83.0
Applicable income tax expense.....................     24.9      26.5      24.5      26.8      24.8      22.9      26.4      24.4
- -----------------------------------------------------------------------------------------------------------------------
Net income........................................  $  52.6      56.4      53.2      58.3      65.8      63.4      59.6      58.6
- ------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock.............  $  52.6      56.4      53.2      58.3      64.7      61.7      57.9      56.9
- ------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
Earnings per common share:
Primary...........................................  $  0.87      0.96      0.88      0.98      1.13      1.07      1.01      0.99
Fully diluted.....................................     0.87      0.96      0.88      0.98      1.10      1.06      1.00      0.98
Common stock cash dividend paid...................     0.42      0.40      0.40      0.40      0.40      0.40      0.35      0.35
Market price of Common Stock:
High..............................................   34.875    37.500    40.125    39.000    42.875    42.500    43.250    42.875
Low...............................................   29.750    34.500    35.500    35.375    36.500    36.875    36.875    37.250
Period-end........................................   30.000    35.250    35.625    37.875    39.250    42.375    39.875    42.375
- ------------------------------------------------------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information under the headings "Election of Directors" on pages 1 through 4 and "Other Matters" on page 18 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1995. Such information is incorporated herein by reference. The information concerning executive officers of the Registrant appears on page 5 of this document.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the information under the headings "Meetings and Committees of the Board of Directors" and those portions of the information under the heading "Executive Compensation," other than the "Compensation Committee Report on Executive Compensation" and the "Performance Graph," on pages 4 through 17 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1995. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1995 under the headings "Principal Shareholders" on page 1 and "Election of Directors" on pages 1 through 4 regarding ownership of the Registrant's securities. Such information in incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information under the heading "Interest of Management in Certain Transactions" on page 17 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1995. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

    1. Financial Statements

        Report of Independent Auditors
        Consolidated Balance Sheets -- December 31, 1994 and 1993
        Consolidated Statements of Income -- three years ended December 31, 1994 Consolidated Statements of Changes in Shareholders' Equity -- three years ended December 31, 1994
        Consolidated Statements of Cash Flows -- three years ended December 31, 1994
        Notes to Consolidated Financial Statements

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

        B. A copy of the Bylaws of the Registrant as currently in effect was filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (Registration No. 33-53983) filed June 6, 1994 and is incorporated herein by reference.

    (4) Instruments defining the rights of security holders, including indentures

        A. Instruments defining the rights of security holders are included in the Registrant's Articles of Incorporation and Bylaws. See (3) A and B above.

        B. A copy of the Rights Agreement between the Registrant and First of America Bank -- Michigan, N.A., as Rights Agent, dated as of July 18, 1990, was filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated July 18, 1990, and is incorporated herein by reference.

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

        A. A copy of the Three-Year Competitive Advance and Revolving Credit Facility Agreement dated March 25, 1994, among the Registrant and the several lenders named therein was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference. That Agreement was amended by the First Amendment dated December 9, 1994, a copy of which is filed herewith as an Exhibit.

        B.* A copy of the First of America Bank Corporation Annual Incentive Compensation Plan for Key Corporate and Affiliate Executives, in which the Registrant's executive officers participate, was filed as Exhibit
       (10)A to the Registrant's Annual Report to the Commission on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference, and a copy of the Amendment to this document was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

        C.* A copy of the Registrant's Unfunded Deferred Excess Benefit Plan as adopted during 1990, in which the Registrant's executive officers participate, was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and is incorporated herein by reference.

        D.* A copy of the Registrant's Supplemental Retirement Plan to Compensate for Nonqualified Savings Deferrals, in which the Registrant's executive officers participate, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

        E.* A copy of the Registrant's Supplemental Savings Plan and the Amendment to this document, in which the Registrant's executive officers participate, were filed as Exhibit (10) to the Registrant's Annual Report to the Commission on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

        F.* A copy of the Restated First of America Bank Corporation 1987 Stock Option Plan, as amended and in which the Registrant's executive officers participate, was filed, as an Exhibit to the Registrants' Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

        G.* A copy of First of America's Long-Term Incentive Plan as amended and restated for performance periods commencing July 1, 1988, and thereafter, in which the Registrant's executive officers participate, was filed as Exhibit (10)F to the Registrant's Registration Statement on Form S-4 filed July 28, 1988 (Reg. No. 33-23365) and is incorporated herein by reference, and a copy of the Amendment to this document was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

        H.* A copy of the composite form of the Management Continuity Agreement dated February 15, 1995, entered into by the Registrant and its executive officers is filed herewith as an Exhibit.

        I.* A copy of First of America's Executive Management Trust Agreement, intended to fund benefits under the Management Continuity Agreements (see Exhibit (10)H above) was filed as Exhibit (10)H to the Registrant's Annual Report on Form 10-K dated December 31, 1989, and is incorporated herein by reference.

    (11) Statement re computation of per share earnings

        The computation of common and common equivalents and fully diluted earnings per share is described in Note 19 of the Registrant's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

    (12) Statement re computation of ratios

        Not applicable.

    (13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders.

        Not applicable.

    (16) Letter re change in certifying accountant

        Not applicable.

    (18) Letter re change in accounting principles

        Not applicable.

    (21) Subsidiaries of the Registrant

    The subsidiaries of the Registrant as of the date of this document are as follows:

                                               Name                                    Place of Incorporation
               ---------------------------------------------------------------------   ----------------------
               First of America Bank -- Indiana                                        Indiana
               First of America Bank -- Northwest Indiana                              United States
               First of America Bank -- Illinois, N.A.                                 United States
               First of America Bank -- Michigan, N.A.                                 United States
               First of America Bank -- West Michigan                                  Michigan
               First of America Bank -- Florida, FSB                                   Florida
               Presidential Bank, FSB                                                  United States
               First Federal Savings Bank of Charlotte County                          United States
               First of America Acquisition Company                                    Florida
               First of America Brokerage Services, Inc.                               Michigan
               First of America Community Development Corporation                      Michigan
               First of America Insurance Company                                      Arizona
               First of America Mortgage Company                                       Michigan
               First of America Investment Corporation                                 Michigan
               First of America Securities, Inc.                                       Michigan
               First of America Trust Company                                          Illinois
               FOA Investco -- Ann Arbor, Inc.                                         Michigan
               FOA Investco -- Central, Inc.                                           Michigan

                                               Name                                    Place of Incorporation
               ---------------------------------------------------------------------   ----------------------
               FOA Investco -- Champaign, Inc.                                         Michigan
               FOA Investco -- Illinois, Inc.                                          Michigan
               FOA Investco -- Indiana, Inc.                                           Michigan
               FOA Investco -- Mid Michigan, Inc.                                      Michigan
               FOA Investco -- Michigan, Inc.                                          Michigan
               FOA Investco -- Northern Michigan, Inc.                                 Michigan
               FOA Investco -- Northwest Indiana, Inc.                                 Michigan
               FOA Investco -- Southeast Michigan, Inc.                                Michigan
               FOA Investco -- Upper Peninsula, Inc.                                   Michigan
               FOA Investco -- West Michigan, Inc.                                     Michigan
               CNB Investment Company                                                  Michigan
               First Charlotte Corporation                                             Florida
               First Presidential Mortgage Company                                     Florida
               First Presidential Service Corporation                                  Florida
               First Presidential Service Corporation II                               Florida
               FOA Mortgage Company                                                    Arizona

    (22) Published report regarding matters submitted to a vote of security holders.

        Not applicable.

    (23) Consents of experts

        Consent of KPMG Peat Marwick LLP

    (24) Power of Attorney

        Power of Attorney signed by various directors of the Registrant authorizing Daniel R. Smith or Richard F. Chormann or Thomas W. Lambert to sign this Report on their behalf.

    (27) Financial Data Schedule

        Financial Data Schedule is filed herewith as an Exhibit.

    (28) Information from reports furnished to state insurance regulatory authorities.

        Not applicable.

    (99) Additional exhibits

        Not applicable.

    (b) Reports on Form 8-K

    No Reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1994.

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

                                         By:        /s/ DANIEL R. SMITH

                                         ---------------------------------------
                                                      Daniel R. Smith,
                                           Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                                          Title                        Date
- -------------------------------------------------------    -----------------------------------    --------------

                  /s/ DANIEL R. SMITH                      Director, Chairman and Chief           March 2, 1995
- -------------------------------------------------------    Executive Officer
                    Daniel R. Smith

                 /s/ THOMAS W. LAMBERT                     Executive Vice President               March 2, 1995
- -------------------------------------------------------    and Chief Financial Officer
                   Thomas W. Lambert                       (Principal Financial Officer and
                                                           Principal Accounting Officer)

                                   *DIRECTORS

Jon E. Barfield
Richard F. Chormann
Joseph J. Fitzsimmons
Joel N. Goldberg
          Clifford L. Greenwalt
          Robert L. Hetzler
          Dorothy A. Johnson
          F. Karl Neumann
          James S. Ware
          James W. Wogsland
          Walter J. Wolpin
          John L. Zabriskie

*By:     /s/ THOMAS W. LAMBERT
- ------------------------------------
            Attorney in Fact

                                 EXHIBIT INDEX


        NUMBER
- ----------------------

         (10)A          First Amendment dated December 9, 1994, of the Three-Year Competitive Advance and
                        Revolving Credit Facility Agreement dated March 25, 1994.

         (10)H          Copy of composite form of the Management Continuity Agreement dated February 15,
                        1995.

         (23)           Consent of KPMG Peat Marwick LLP.

         (24)           Power of Attorney signed by various directors.

         (27)           Financial Data Schedule
