Form 10-Q
period 1995-03-31
FIRST OF AMERICA BANK CORP /MI/
filed 1995-05-16
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                          Commission File No.
        March 31, 1995                                 1-10534


                     FIRST OF AMERICA BANK CORPORATION
        (Exact name of Registrant as specified in its Charter)


                Michigan                                38-1971791
    (State or other jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification No.)


    211 South Rose Street, Kalamazoo, Michigan          49007
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


    Yes      X                                      No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                              Outstanding at April 30, 1995

    Common Stock, $10 Par Value                  63,211,509

                    FIRST OF AMERICA BANK CORPORATION

                                  INDEX


        PART I.  FINANCIAL INFORMATION                     Page
                                                            No.

             Consolidated Balance Sheets (Unaudited),
             March 31, 1995 and December 31, 1994 . .        1


             Consolidated Statements of Income
             (Unaudited) - Three Months Ended March 31,      2
             1995 and 1994  . . . . . . . . . . . . .

             Consolidated Statements of Cash Flows
             (Unaudited) - Three Months Ended March 31,      3
             1995 and 1994  . . . . . . . . . . . . .

             Notes to Consolidated Financial Statements      4
             (Unaudited)  . . . . . . . . . . . . . .
             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . .        6



        PART II.  OTHER INFORMATION . . . . . . . . .       16

                        FIRST OF AMERICA BANK CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)
                                                                 March 31,
    ($ in thousands)                                                1995
                                                                ------------
    ASSETS
    Cash and due from banks                                   $     1,084,087
    Federal funds sold and other short term investments               51,633
    Securities:
         Held to maturity, market value of $2,926,343 at
              March 31, 1995 and $2,942,793 at Dec. 31, 1994       3,036,676
         Available for sale, amortized cost of $2,621,673 at
              March 31, 1995 and $2,694,929 at Dec. 31, 1994       2,573,243
    Loans (net of unearned income):
         Consumer                                                  5,605,421
         Commercial                                                2,414,191
         Commercial real estate                                    3,488,153
         Residential real estate                                   5,363,365
         Loans held for sale, market value of $35,064 at
              March 31, 1995 and $30,310 at Dec. 31, 1994             34,712
                                                                 ------------
              Total loans                                         16,905,842
         Less:  Allowance for loan losses                            230,524
                                                                 ------------
              Net loans                                           16,675,318
    Premises and equipment, net                                      474,995
    Other assets                                                     683,961
                                                                 ------------
              Total assets                                    $   24,579,913
                                                                 ============
    LIABILITIES AND SHAREHOLDERS' EQUITY
    LIABILITIES
    Deposits:
         Non-interest bearing                                 $    2,672,665
         Interest bearing                                         16,994,982
                                                                 ------------
              Total deposits                                      19,667,647
    Securities sold under repurchase agreements                    1,081,515
    Other short term borrowings                                    1,281,618
    Long term debt                                                   645,606
    Other liabilities                                                251,509
                                                                 ------------
              Total liabilities                                   22,927,895
                                                                 ------------
    SHAREHOLDERS' EQUITY
    Common equity                                                  1,652,018
                                                                 ------------
              Total liabilities and shareholders' equity      $   24,579,913
                                                                 ============
    See accompanying notes to consolidated financial statements.


                        FIRST OF AMERICA BANK CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)
                                                                December 31,
    ($ in thousands)                                                1994
                                                                ------------
    ASSETS
    Cash and due from banks                                   $     1,060,788
    Federal funds sold and other short term investments                55,271
    Securities:
         Held to maturity, market value of $2,926,343 at
              March 31, 1995 and $2,942,793 at Dec. 31, 1994        3,112,876
         Available for sale, amortized cost of $2,621,673 at
              March 31, 1995 and $2,694,929 at Dec. 31, 1994        2,587,626
    Loans (net of unearned income):
         Consumer                                                   5,799,025
         Commercial                                                 2,344,969
         Commercial real estate                                     3,423,268
         Residential real estate                                    5,237,400
         Loans held for sale, market value of $35,064 at
              March 31, 1995 and $30,310 at Dec. 31, 1994              30,196
                                                                 ------------
              Total loans                                          16,834,858
         Less:  Allowance for loan losses                             228,115
                                                                  -----------
              Net loans                                            16,606,743
    Premises and equipment, net                                       476,165
    Other assets                                                      669,233
                                                                  -----------
              Total assets                                    $    24,568,702
                                                                  ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    LIABILITIES
    Deposits:
         Non-interest bearing                                 $     2,810,203
         Interest bearing                                          17,390,063
                                                                  -----------
              Total deposits                                      20,200,266
    Securities sold under repurchase agreements                       583,184
    Other short term borrowings                                     1,299,555
    Long term debt                                                    681,236
    Other liabilities                                                 225,573
                                                                  -----------
              Total liabilities                                    22,989,814
                                                                  -----------
    SHAREHOLDERS' EQUITY
    Common equity                                                   1,578,888
                                                                  -----------
              Total liabilities and shareholders' equity      $    24,568,702
                                                                  ===========
    See accompanying notes to consolidated financial
    statements.



                    FIRST OF AMERICA BANK CORPORATION
                    Consolidated Statements of Income
                               (Unaudited)
                                                        Three Months
                                                            Ended
                                                          March 31,
                                                        -------------
                                                           -------
    ($ in thousands, except per share data)                 1995
                                                          ---------
    INTEREST INCOME
         Loans and fees on loans                       $     370,925
         Investment securities                                84,360
         Other interest income                                 1,108
                                                            ---------
              Total interest income                          456,393
                                                            ---------
    INTEREST EXPENSE
           Deposits                                          176,571
           Short term borrowings                              29,047
           Long term debt                                     12,635
                                                            ---------
              Total interest expense                         218,253
                                                            ---------
    NET INTEREST INCOME                                      238,140
    Provision for loan losses                                 20,510
                                                            ---------
         NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES                $     217,630
                                                            ---------
    NON-INTEREST INCOME
         Service charges on deposit accounts                  24,310
         Investment securities transactions, net              (1,463)
         Trust and financial services revenue                 21,688
         Bank card revenue                                     9,864
         Mortgage banking revenue                              4,582
         Other operating income                               10,621
                                                            ---------
              Total non-interest income                $      69,602
                                                            ---------
    NON-INTEREST EXPENSE
         Personnel                                           115,360
         Occupancy, net                                       16,318
         Equipment                                            14,699
         Outside data processing                               4,795
         Amortization of intangibles                           5,253
         Other operating expense                              58,160
                                                            ---------
              Total non-interest expense               $     214,585
                                                            ---------
    INCOME BEFORE TAXES                                       72,647
    Income tax expense                                        25,258
                                                            ---------
    NET INCOME                                         $      47,389
                                                            =========
    PER COMMON AND COMMON EQUIVALENT SHARE             $        0.75
    See accompanying notes to consolidated financial statements.


                    FIRST OF AMERICA BANK CORPORATION
                    Consolidated Statements of Income
                               (Unaudited)



    ($ in thousands, except per share data)                   1994
                                                           ---------
    INTEREST INCOME
         Loans and fees on loans                         $   294,699
         Investment securities                                67,032
         Other interest income                                   709
                                                            ---------
              Total interest income                          362,440
                                                            ---------
    INTEREST EXPENSE
           Deposits                                          124,654
           Short term borrowings                               6,174
           Long term debt                                      4,631
                                                            ---------
              Total interest expense                         135,459
                                                            ---------
    NET INTEREST INCOME                                      226,981
    Provision for loan losses                                 20,608
                                                            ---------
         NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES                  $   206,373
                                                            ---------
    NON-INTEREST INCOME
         Service charges on deposit accounts                  20,308
         Investment securities transactions, net               7,499
         Trust and financial services revenue                 20,313
         Bank card revenue                                     9,494
         Mortgage banking revenue                              8,925
         Other operating income                               10,062
                                                            ---------
              Total non-interest income                  $    76,601
                                                            ---------
    NON-INTEREST EXPENSE
         Personnel                                           104,622
         Occupancy, net                                       15,336
         Equipment                                            13,005
         Outside data processing                               4,259
         Amortization of intangibles                           2,561
         Other operating expense                              58,075
                                                            ---------
              Total non-interest expense                 $   197,858
                                                            ---------
    INCOME BEFORE TAXES                                       85,116
    Income tax expense                                        26,796
                                                            ---------
    NET INCOME                                           $    58,320
                                                            =========
    PER COMMON AND COMMON EQUIVALENT SHARE               $      0.98
    See accompanying notes to consolidated financial statements.


                   FIRST OF AMERICA BANK CORPORATION
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                           Three
                                                           Months
                                                           Ended
                                                         March 31,
                                                        -----------
    ($ in thousands)                                        1995
                                                         ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                             47,389
        Adjustments to reconcile net income to net
        cash
        provided by operating activities:
          Depreciation and amortization                      11,860
          Provision for loan losses                          20,510
          Provision for deferred taxes                      (17,538)
          Amortization of intangibles                         5,253
          (Gain) loss on the sale of securities                  26
          available for sale
          (Gain) loss on the sale of mortgage loans          (1,361)
          held for sale
          (Gain) loss on the sale of other assets              (243)
          Proceeds from the sales of mortgage loans         (59,435)
          held for sale
          Net other decrease (increase) in mortgage          56,280
          loans held for sale
        Change in assets and liabilities net of
        acquisitions:
          (Increase)decrease in interest and other
               income receivable                            (15,905)
          (Increase)decrease in other assets                  4,010
          Increase(decrease) in taxes payable                24,108
          Increase(decrease) in interest and
               other expense payable                         73,136
          Increase(decrease) in other liabilities           (64,988)
                                                          ----------
        NET CASH FROM OPERATING ACTIVITIES                   83,102
                                                          ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities of investment
        securities held
             to maturity                                     71,359
        Purchases of investment securities held to          (78,047)
        maturity
        Proceeds from the sale of securities available       85,851
        for sale
        Proceeds from the maturities of securities          132,124
        available for sale
        Purchases of securities available for sale          (63,899)
        Net other (increase) decrease in loans &            (84,569)
        leases
        Premises and equipment purchased                    (24,912)
        Proceeds from the sale of premises and               14,465
        equipment
        (Acquisition)/sale of affiliates, net of cash           746
        acquired
                                                          ----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES            53,118
                                                          ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase(decrease) in short term               (433,381)
        deposits
        Net increase(decrease) in time deposits             (99,238)
        Net increase(decrease) in short term                480,394
        borrowings
        Proceeds from issuance of long term debt                 --
        Repayments of long term debt                        (33,175)
        Proceeds from issuance of common stock               (1,053)
        Payments for purchase and retirement of                  --
        common stock
        Dividends paid                                      (26,468)
                                                          ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES          (112,921)
                                                          ----------
    NET INCREASE (DECREASE) IN CASH AND CASH                 23,299
    EQUIVALENTS
    CASH AND CASH EQUIVALENTS AT BEGINNING OF             1,060,788
    PERIOD
                                                          ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD            1,084,087
                                                          ==========
    See accompanying notes to consolidated financial statements.

                    FIRST OF AMERICA BANK CORPORATION
                  Consolidated Statements of Cash Flows
                               (Unaudited)


    ($ in thousands)                                         1994
                                                          ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                              58,320
        Adjustments to reconcile net income to net
        cash
        provided by operating activities:
          Depreciation and amortization                       10,777
          Provision for loan losses                           20,608
          Provision for deferred taxes                        (1,209)
          Amortization of intangibles                          2,561
          (Gain) loss on the sale of securities               (7,499)
          available for sale
          (Gain) loss on the sale of mortgage loans held      (6,099)
          for sale
          (Gain) loss on the sale of other assets                165
          Proceeds from the sales of mortgage loans held     498,964
          for sale
          Net other decrease (increase) in mortgage         (295,730)
          loans held for sale
        Change in assets and liabilities net of
        acquisitions:
          (Increase)decrease in interest and other
               income receivable                              15,529
          (Increase)decrease in other assets                  18,397
          Increase(decrease) in taxes payable                 26,796
          Increase(decrease) in interest and
               other expense payable                          44,310
          Increase(decrease) in other liabilities            (42,419)
                                                            ---------
        NET CASH FROM OPERATING ACTIVITIES                   343,471
                                                            ---------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities of investment
        securities held
             to maturity                                      92,647
        Purchases of investment securities held to        (1,057,925)
        maturity
        Proceeds from the sale of securities available       910,419
        for sale
        Proceeds from the maturities of securities           388,439
        available for sale
        Purchases of securities available for sale          (439,963)
        Net other (increase) decrease in loans &            (198,747)
        leases
        Premises and equipment purchased                     (15,545)
        Proceeds from the sale of premises and                   322
        equipment
        (Acquisition)/sale of affiliates, net of cash              0
        acquired
                                                            ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES           (320,353)
                                                            ---------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase(decrease) in short term                (116,857)
        deposits
        Net increase(decrease) in time deposits               26,435
        Net increase(decrease) in short term                  78,292
        borrowings
        Proceeds from issuance of long term debt              41,000
        Repayments of long term debt                         (74,219)
        Proceeds from issuance of common stock                    97
        Payments for purchase and retirement of               (6,691)
        common stock
        Dividends paid                                       (23,808)
                                                            ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES            (75,751)
                                                            ---------
    NET INCREASE (DECREASE) IN CASH AND CASH                 (52,633)
    EQUIVALENTS
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         903,517
                                                            ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD               850,884
                                                            =========
    See accompanying notes to consolidated financial
    statements.


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


    NOTE 2: NON-PERFORMING ASSETS

                                                March 31,
                                       ---------------------------

    (in thousands)                        1995             1994
    -----------------------------     ------------     -----------

    Non-accrual loans                     $  94,314         118,317

    Restructured loans                        4,784           9,886

    Other real estate owned                  40,349          46,417
                                       ------------     -----------
    Total non-performing assets           $ 139,447         174,620
                                      =============    ============


    NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                            Three Months Ended
                                                March 31,
                                           -------------------

    (in thousands)                           1995       1994
    ---------------------------------      --------   --------

    Balance, beginning of period           $228,115    188,664
    Provision charged against income         20,510     20,608

    Recoveries                               12,830      8,673

    Loans charged off                       (30,931)   (23,200)
    Allowance of acquired/(sold) banks           --         --
                                             -------    -------

    Balance, end of period                 $230,524    194,745
                                           =========   ========

    On January 1, 1995, First of America adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." First of America's nonperforming loan policies, which address nonaccrual and restructured loans, meet the definitions set forth for "impaired loans" in Statement No. 114. Therefore, commercial and commercial mortgage loans meeting the definition of nonaccrual and restructured, are reported as impaired loans for disclosure purposes.

    On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of Statement No. 114. This resulted in an allowance for impaired loan losses of $17.4 million which was transferred from the general allowance. At March 31, 1995, the recorded investment in loans considered to be impaired under Statement No. 114 was $78.3 million with an average recorded investment in impaired loans during the first quarter of approximately $80.6 million. Included in the impaired loans total were $35.9 million of impaired loans for which the related allowance for loan losses was $16.6 million. The remaining $42.4 million of impaired loans did not have a specific allowance for loan losses according to Statement No. 114. For the quarter, First of America recognized interest income on impaired loans of $562 thousand.


    NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

    At March 31, 1995 and 1994, there were 63,189,419 and 59,351,610 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.

                                            Three Months Ended
                                                March 31,
                                            -----------------

                                           1995           1994
                                         -------          -----

    Common and common equivalents
    shares outstanding                   63,326,582      59,773,756

    ($ in thousands)                                        Total Assets
                                     Date of Acquisition      Acquired
                                     ------------------     -----------


    Underwriting Consultants, Inc.   February 1, 1995          $ 1,256
    New England Trust Company        January 1, 1995             1,576

    Presidential Holding Corporation December 31, 1994         256,352
    F&C Bancshares, Inc.             December 31, 1994         379,791

    First Park Ridge Corporation     October 1, 1994           327,391

    LGF Bancorp, Inc.                May 1, 1994               412,336
    Goldome Federal Savings Bank     April 15, 1994            376,858
    (Florida offices)

    ($ in thousands)                       Financial
                                        Reporting Value
                                        --------------

    Underwriting Consultants, Inc.        $       --

    New England Trust Company                   1,092
    Presidential Holding Corporation            6,714

    F&C Bancshares, Inc.                       35,064
    First Park Ridge Corporation               75,890

    LGF Bancorp, Inc.                          61,902

    Goldome Federal Savings Bank               60,015
    (Florida offices)

    ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
    Summary:  The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three months ended March 31, 1995 compared to the corresponding 1994 period.  The bracketed
    amounts represent decreases.
                                            Three Months Ended
                                                March 31,
                                               1995 vs 1994
    ($ in thousands)
                                           --------------------
                                           Change        Percent
                                         ---------      ---------
    Interest and fee                   $    76,226           25.9 %
    income on loans
    Interest income on                      17,328           25.9
    investments
    Interest income on federal
    funds sold and
       other short term                        399           56.3
    investments
                                          ---------      ---------
       Total interest                       93,953           25.9
    income
                                          ---------      ---------
    Interest expense on                     51,917           41.6
    deposits
    Interest expense on                     30,877          285.8
    borrowed funds
                                          ---------      ---------
       Total interest                       82,794           61.1
    expense
                                          ---------      ---------
    Net interest income                     11,159            4.9
    Provision for loan                         (98)          (0.5)
    losses
    Non-interest income                     (6,999)          (9.1)
    Non-interest expense                    16,727            8.5
                                          ---------      ---------
       Income before tax                   (12,469)         (14.6)
    expense
    Applicable income tax                   (1,538)          (5.7)
    expense
                                          ---------      ---------
       Net income                      $   (10,931)         (18.7)%
                                          =========      =========


    On January 1, 1995, First of America completed its acquisition of the New England Trust Company of Providence, Rhode Island. This acquisition added over $600 million in assets under management to the $13.2 billion First of America had at December 31, 1994. The acquisition was accounted for as a pooling of interests and resulted in the issuance of 185,327 shares of First of America Common Stock. On February 1, 1995, First of America also completed the acquisition of Underwriting Consultants, Inc., an insurance agency located in Grand Rapids, Michigan. This company will allow First of America to expand its sale of insurance products. The acquisition was accounted for as a pooling of interests and resulted in the issuance of 148,417 shares of First of America Common Stock. Also, during the first quarter, First of America acquired a controlling partnership interest in Gulfstream Global Investors, Ltd., an investment advisor based in Dallas, Texas, with $160 million in assets under management. Gulfstream provides international investment expertise, including management of the Parkstone International Discovery Fund which had approximately $290 million in net assets at December 31, 1994.


    HIGHLIGHTS

    Net income for the first quarter was $47.4 million, or $0.75 per fully diluted share, compared with $58.3 million, or $0.98 per fully diluted share a year ago. The lower earnings per share were the result of severance charges related to the company's ongoing restructuring which reduced earnings per share by $.06, a difference of $.15 per share due to lower net gains on the sales of securities and mortgage loans, and a net interest margin which was down 52 basis points from a year ago.

    Return on average assets for the quarter was 0.79 percent versus
    1.13 percent a year ago. Return on average equity, also lower for the quarter-to-quarter comparison, was 12.03 percent versus
    15.47 percent.

    Total assets were $24.6 billion, up 15.9 percent from a year ago. Total loans increased 17.6 percent from the year ago quarter with asset quality measures continuing to improve. Total deposits also increased over a year ago, up 8.3 percent. Excluding acquisitions, loans would have increased 10.4 percent and deposits would have been down slightly.


    INCOME ANALYSIS

    Net interest income (FTE) increased 4.9 percent due to a higher level of average earning assets, up 17.1 percent quarter-over-quarter. The increased earning assets offset the lower net interest margin, 4.29 percent versus 4.81 percent. The expansion into Florida, which began in April, 1994 and included the December 31, 1994 acquisition of two Florida thrifts, lowered the current quarter's net interest margin by approximately 11 basis points. Additionally, the rising interest rate environment over the last twelve months compressed the net interest margin as interest sensitive liabilities repriced faster than interest sensitive assets. The average rate paid on deposits for the quarter was 92 basis points higher than a year ago while the average yield on interest earning assets increased only 54 basis points. Table 1 provides detail on the yields earned on interest earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

    The provision for loan losses was slightly lower than a year ago. As a percent of average assets, the provision decreased to 0.34 percent from 0.40 percent. Net charge-offs increased $3.6 million, or 24.6 percent, and were 0.44 percent of average loans versus 0.41 percent a year ago. Charge-offs and recoveries by type are detailed in Table 3.

    Total non-interest income decreased 9.1 percent for the quarter, due to lower levels of net gains on the sale of loans, down $4.7 million, and securities, down $9.0 million. Excluding these net gains, fee income increased 8.9 percent. Service charges on deposit accounts, which had the largest growth among major fee categories, increased 19.7 percent over the previous year.

    Trust and financial services revenue for the quarter increased
    6.8 percent to $21.7 million versus $20.3 million a year ago.
    Its major component, traditional trust income, increased 8.1 percent as the managed assets upon which these fees are based increased 11.0 percent to $10.9 billion. A portion of this increase was due to the January 1, 1995, acquisition of New England Trust Company which had over $600 million in assets under management. Other financial services revenue was up 3.2 percent over a year ago.

    Mortgage servicing income continued to increase along with the servicing portfolio and partially offset the lower gains on the sale of residential mortgages experienced during the first quarter of 1995. At March 31, 1995, the servicing portfolio for outside investors was $3.2 billion, up 5.7 percent from a year ago. Loan originations at $326 million, lagged last year's first quarter total of $613 million, contributing to the lower level of gains on the sale of loans.

    Credit card servicing fees increased 3.9 percent, totalling $9.9 million. The increased fees were attributable to the growth in merchant income, which was up 49.7 percent. The other components of credit card fee income, annual fees and interchange income, were down a combined 8.6 percent. Total credit card outstandings totalled $1.3 billion at March 31, 1995, up 11.4 percent from a year ago.

    Total non-interest expense included $6.0 million in severance costs related to First of America's internal restructuring during the first quarter. First of America had incurred $3.9 million in severance costs during the fourth quarter of 1994 and expects another $5 to $7 million through the remainder of 1995, primarily during the second quarter.

    Total non-interest expense, excluding severance charges, increased 5.4 percent from the year ago quarter, mainly as a result of acquisitions. Since the first quarter of 1994, First of America has added 59 offices and over 750 employees from acquisitions. Excluding severance costs, personnel costs and total non-interest expense as a percent of average assets, annualized, were 1.82 percent and 3.47 percent, respectively. These ratios compare favorably with the 2.03 percent and 3.84 percent reported for the year ago quarter.

    The burden ratio, excluding severance costs, was 2.31 percent versus 2.35 percent for the quarter-to-quarter comparison. The decrease in the burden ratio, excluding severance costs, was due to the improvement in the non-interest expense to average assets ratio. The efficiency ratio, excluding severance costs, over the same periods was 66.88 percent versus 64.20 percent, due to the lower net interest margin and a lower level of non-interest income.


    ASSET QUALITY AND CREDIT RISK PROFILE

    First of America's loan portfolio has no significant industry concentrations of credit, thereby minimizing credit risk exposure. Also minimizing credit risk are First of America's conservative lending policies and loan review process. In addition, First of America's loan customers are largely consumers, individual homeowners and small to mid-sized businesses. At March 31, 1995, the loan portfolio was made up of residential mortgages (31.9 percent), consumer loans (33.2 percent), commercial mortgages (20.6 percent) and commercial loans (14.3 percent). Residential mortgages, which historically have the highest asset quality of the four portfolios presented, increased $1.4 billion over a year ago when they represented 27.6 percent of the total loan portfolio. The growth in residential mortgages was primarily from acquisitions.

    Total non-performing assets, which include non-accrual loans, renegotiated loans and other real estate owned decreased $35.2 million, or 20.1 percent from a year ago (see Table 4). As a percent of total assets, non-performing assets were 0.57 percent versus 0.82 percent at March 31, 1994. Additionally, allowance coverage of nonperforming loans rose to 232.62 percent and the allowance as a percent of total loans was 1.36 percent, both improvements over a year ago. Tables 3 and 4 provide further detail on nonperforming and 90 day past due loans as well as charge-offs and recoveries by loan category.


    FUNDING, LIQUIDITY AND INTEREST RATE RISK

    First of America continues to monitor appropriate interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

    Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital and the sale of assets. First of America relies primarily upon core deposits for its liquidity. At March 31, 1995, core deposits equalled 94.49 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is strictly limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

    First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest analysis each quarter using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data. The Asset and Liability Committees, which exist at each banking affiliate and at the consolidated level, review the analysis and as necessary, take appropriate action to minimize changes in the net interest spread.

    At December 31, 1994, First of America adopted the provisions of Financial Accounting Standards Board Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," effective December 31, 1994. First of America and its subsidiaries have entered into interest rate swaps as a hedge against certain debt and deposit liabilities, as detailed in the table below, to manage interest rate sensitivity. The contracts represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current earnings.

    Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when its exceeds a predetermined limit. The following table outlines First of America's outstanding interest rate swaps at March 31, 1995.


    INTEREST RATE SWAPS
    ($ in thousands)
                                                   Weighted
                           Notional Fair Market     Average
    Hedged Asset/Liability  Amount     Value    Maturity (Mos.)
    ----------------------------------------------------------

    Rising Rate CDs      $ 25,131        (30)           3.1
    Market Rate CDs *      22,066        (71)           9.0

    FHLB advance           10,000         13            2.0

    FirstRate Fund         12,000         88           17.0
    deposits
    Bank notes             30,000        136            9.6

    Long term debt         95,000     (2,852)          16.8
    ----------------------------------------------------------

    Total                $194,197     (2,716)          12.3

    ===========================================================

    * This represents a basis swap.

    INTEREST RATE SWAPS
    ($ in thousands)
                               Average        Average
                            Rate Received    Rate Paid
    Hedged Asset/Liability Variable/Fixed  Variable/Fixed
    --------------------------------------------------

    Rising Rate CDs          5.91%/fixed   6.13/variable
    Market Rate CDs *            --              --

    FHLB advance           6.13%/variable    5.35/fixed
    FirstRate Fund         6.13%/variable    6.03/fixed
    deposits

    Bank notes              6.15%variable    5.88/fixed

    Long term debt           5.10%/fixed   6.31/variable
    -------------------------

    Total







    =====================================================

    * This represents a basis swap.

    INTEREST RATE SWAPS
    ($ in thousands)

                           Net Interest Income Impact
                               Three Months Ended
    Hedged Asset/Liability         March 31,
    -----------------------------------------------
                                 1995         1994
                           ---------------- --------

    Rising Rate CDs            $  (1,177)      588

    Market Rate CDs *               (323)     (147)

    FHLB advance                      19        --
    FirstRate Fund                    --        --
    deposits

    Bank notes                        11        --
    Long term debt                  (294)      307
    -----------------------------------------------

    Total                        $(1,764)      748
    ================================================

    * This represents a basis swap.

    At March 31, 1995, First of America had $4.9 million in deferred swap losses from sales and terminations that are being amortized into earnings over the remaining life of the hedged liabilities. At March 31, 1994, outstanding swaps totalled $497.3 million in notional amounts which added $748 thousand to net interest income for the quarter. At December 31, 1994, First of America had interest swap agreements totalling $707.8 million in notional amounts which had a replacement value of a negative $17.2 million.

    At March 31, 1995, First of America also had outstanding interest rate cap agreements with notional amounts totalling $125 million, which were designated to certain FirstRate Fund deposits. Interest rate caps are agreements to make/receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. First of America also utilizes interest rate caps to manage its interest rate risk. First of America had no outstanding interest rate cap agreements at March 31, 1994.

    The difference between rate sensitive assets and liabilities, including the impact of off-balance sheet interest rate swaps, is presented in Table 5. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models, using various interest rate shock scenarios, show that less than three percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk position than the GAP tables.

    At March 31, 1995, Securities Held to Maturity totalled $3.0 billion, with a market value of $2.9 billion and with resulting net unrealized loss of $110.3 million. This compares with a net unrealized loss in the Held to Maturity portfolio a year ago of $37.6 million. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," Securities Available for Sale are carried at market which totalled $2.6 billion at March 31, 1995, compared with an amortized book value of $2.6 billion. The $48.4 million net unrealized loss in Available for Sale securities resulted in a corresponding negative market value adjustment to equity of $42.2 million. At December 31, 1994, the negative adjustments to securities and equity from the Securities Available for Sale portfolio were $107.3 million and $92.3 million, respectively.


    CAPITAL STRENGTH

    Total shareholders' equity increased 8.4 percent from a year ago to $1.7 billion at March 31, 1995. Earnings retention and equity issued in acquisitions offset the stock repurchase program implemented in the first quarter of 1994 and the negative $46.0 million change in the FAS 115 adjustment. The book value per share rose to $26.14 from the $25.69 reported a year ago.

    First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at March 31, 1995 was 12.00 percent, the tier I ratio was 8.60 percent and the tier I leverage ratio was 5.92 percent. On July 26, 1994, the company issued $200 million 7-3/4% Subordinated Notes Due July 15, 2004, which are not subject to redemption prior to maturity and which qualify as Tier II capital. The increase in the total capital ratio was due to the issuance of the subordinated debt, earnings retention and equity issued in acquisitions combining to offset the impact of the stock repurchase program and a higher level of risk-based assets.


    IN CONCLUSION

    First of America has made good progress on its internal restructuring. The process of merging all its affiliate banks into one bank in each state of operation and realigning the management of the lines of business has proceeded smoothly. As of March 31, 1995, the restructuring efforts have resulted in a reduction of 1,500 full time equivalent employees, excluding the effect of acquisitions, and the closing of 15 branch offices. These moves, while lowering current earnings, should strengthen future performance and provide First of America with the opportunity to improve its position in the increasingly competitive financial services market. The cost savings from the restructuring should begin to be realized in the latter half of 1995, helping to produce quarterly earnings which exceed 1994. Current estimates indicate that the restructuring should result in a $35 to $40 million annual reduction to expenses.

    TABLE 1
                      FIRST OF AMERICA BANK CORPORATION
                       Consolidated Yield Analysis (a)

                                                   1995           1994
                                                 --------      ---------
                                                 1st Qtr.       4th Qtr.
                                                  Mar. 31       Dec. 31
                                                 --------       --------
    Average Prime Rate (b)                            8.9 %          8.1

    EARNING ASSETS
    Money Market Investments                         5.18 %         3.77

    U.S. Government and agencies securities          5.90           5.81
    State and municipal securities                   8.71           8.57
    Other securities                                 5.32           6.21
                                                  --------       --------
       Total securities                              6.08           5.98
                                                  --------       --------
    Consumer loans                                   9.58           9.19
    Commercial loans                                 9.25           8.70
    Commercial real estate loans                     9.35           8.99
    Residential real estate loans                    7.84           7.76
                                                  --------       --------
       Total loans                                   8.95           8.65
                                                  --------       --------
    Total earning assets                             8.20 %         7.94
                                                  ========       ========

    INTEREST-BEARING LIABILITIES
    Time deposits:
       CD's - less than 12 months                    4.79 %         4.46
       CD's - 12 months or more                      5.26           4.79
       CD's - $100,000 or more                       5.72           5.05
       Other time deposits                           5.46           5.27

    Other core deposits:
       Savings deposits and NOW                      1.70           1.84
       Money market savings and checking             4.01           3.39
                                                  --------       --------
          Total deposits                             4.16           3.81
                                                  --------       --------
    Short term borrowings                            5.96           5.32
    Long term debt                                   7.66           7.15
                                                  --------       --------
       Total borrowed funds                          6.39           5.93
                                                  --------       --------
    Total interest-bearing liabilities               4.45 %         4.06
                                                  ========       ========

    NET INTEREST MARGIN

    Interest income to average earning assets        8.20 %         7.94
    Interest expense to average earning assets       3.91 %         3.55
    Net interest margin                              4.29 %         4.39

    (a) Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
    (b)  The First National Bank of Chicago Corporate Base Rate.

    TABLE 1
                     FIRST OF AMERICA BANK CORPORATION
                      Consolidated Yield Analysis (a)


                                                          1994
                                                 ----------------------
                                                 3rd Qtr.      2nd Qtr.
                                                 Sept. 30      June 30
                                                 --------      --------
    Average Prime Rate (b)                            7.5           6.9

    EARNING ASSETS
    Money Market Investments                         3.51          2.83

    U.S. Government and agencies securities          5.70          5.61
    State and municipal securities                   8.73          8.43
    Other securities                                 6.16          6.00
                                                  --------      --------
       Total securities                              5.89          5.79
                                                  --------      --------
    Consumer loans                                   9.14          8.98
    Commercial loans                                 8.32          7.99
    Commercial real estate loans                     8.69          8.47
    Residential real estate loans                    7.71          7.66
                                                  --------      --------
       Total loans                                   8.51          8.36
                                                  --------      --------
    Total earning assets                             7.77          7.63
                                                  ========      ========

    INTEREST-BEARING LIABILITIES
    Time deposits:
       CD's - less than 12 months                    4.20          4.29
       CD's - 12 months or more                      4.55          4.43
       CD's - $100,000 or more                       4.53          3.71
       Other time deposits                           5.17          5.07

    Other core deposits:
       Savings deposits and NOW                      1.49          1.49
       Money market savings and checking             3.06          2.50
                                                  --------      --------
          Total deposits                             3.51          3.31
                                                  --------      --------
    Short term borrowings                            4.71          4.13
    Long term debt                                   6.78          6.86
                                                  --------      --------
       Total borrowed funds                          5.23          4.70
                                                  --------      --------
    Total interest-bearing liabilities               3.72          3.44
                                                  ========      ========

    NET INTEREST MARGIN

    Interest income to average earning assets        7.77          7.63
    Interest expense to average earning assets       3.26          2.98
    Net interest margin                              4.51          4.65

    (a) Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
    (b)  The First National Bank of Chicago Corporate Base Rate.

    TABLE 1
                      FIRST OF AMERICA BANK CORPORATION
                       Consolidated Yield Analysis (a)

                                                   1994          1993
                                                 --------      --------
                                                 1st Qtr.      4th Qtr.
                                                  Mar. 31       Dec. 31
                                                 --------      --------
    Average Prime Rate (b)                            6.0           6.0

    EARNING ASSETS
    Money Market Investments                         2.95          3.37

    U.S. Government and agencies securities          5.45          5.40
    State and municipal securities                   7.56          6.62
    Other securities                                 6.40          8.29
                                                  --------      --------
       Total securities                              5.67          5.60
                                                  --------      --------
    Consumer loans                                   9.29          9.50
    Commercial loans                                 7.48          7.66
    Commercial real estate loans                     8.24          8.37
    Residential real estate loans                    7.79          8.00
                                                  --------      --------
       Total loans                                   8.39          8.53
                                                  --------      --------
    Total earning assets                             7.66          7.75
                                                  ========      ========

    INTEREST-BEARING LIABILITIES
    Time deposits:
       CD's - less than 12 months                    4.28          4.53
       CD's - 12 months or more                      4.56          4.69
       CD's - $100,000 or more                       3.30          3.30
       Other time deposits                           5.02          5.10

    Other core deposits:
       Savings deposits and NOW                      1.55          1.76
       Money market savings and checking             2.17          2.28
                                                  --------      --------
          Total deposits                             3.24          3.41
                                                  --------      --------
    Short term borrowings                            3.38          3.22
    Long term debt                                   7.02          6.78
                                                  --------      --------
       Total borrowed funds                          4.35          4.14
                                                  --------      --------
    Total interest-bearing liabilities               3.31          3.46
                                                  ========      ========

    NET INTEREST MARGIN

    Interest income to average earning assets        7.66          7.75
    Interest expense to average earning assets       2.85          2.98
    Net interest margin                              4.81          4.77

    (a) Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
    (b)  The First National Bank of Chicago Corporate Base Rate.


    TABLE 2
                    FIRST OF AMERICA BANK CORPORATION
                     Analysis of Net Interest Income

                                       First Quarter 1995 Versus
                                           First Quarter 1994
    ($ in thousands)                  ----------------------------
    CHANGES IN RATE AND            Total            Change Due To
    VOLUME
    INCREASE (DECREASE) :          Change        Volume        Rate
                                  --------      --------     --------
    Interest Income
      Loans (FTE)               $   76,766       55,823        20,943
      Taxable securities            19,225       13,525         5,700
      Tax exempt securities         (2,887)      (3,956)        1,069
      (FTE)
      Money market                     399          (31)          430
      investments
                                   --------     --------      --------
    Total Interest Income           93,503       65,361        28,142

    Interest Expense
      Interest-bearing              51,917       14,071        37,846
      deposits
      Short term borrowings         22,873       15,679         7,194
      Long term borrowings           8,004        7,544           460
                                   --------     --------      --------
    Total Interest Expense          82,794       37,294        45,500
                                   --------     --------      --------
    Change in net interest      $   10,709       28,067       (17,358)
    income (FTE)
                                   ========     ========      ========

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

    TABLE 2
                     FIRST OF AMERICA BANK CORPORATION
                      Analysis of Net Interest Income

                                       First Quarter 1995 Versus
                                          Fourth Quarter 1994
    ($ in thousands)                  ----------------------------
    CHANGES IN RATE AND            Total            Change Due To
    VOLUME                         Change
    INCREASE (DECREASE) :         --------       Volume         Rate
                                                --------      --------
    Interest Income
      Loans (FTE)               $   23,079       16,383          6,696
      Taxable securities              (401)      (1,448)         1,047
      Tax exempt securities           (469)        (558)            89
      (FTE)
      Money market                     481          158            323
      investments
                                   --------     --------       --------
    Total Interest Income           22,690       14,535          8,155

    Interest Expense
      Interest-bearing              13,398        2,379         11,019
      deposits
      Short term borrowings          8,986        6,765          2,221
      Long term borrowings            (666)      (1,285)           619
                                   --------     --------       --------
    Total Interest Expense          21,718        7,859         13,859
                                   --------     --------       --------
    Change in net interest      $      972        6,676         (5,704)
    income (FTE)
                                   ========     ========       ========

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


    TABLE 3
                      FIRST OF AMERICA BANK CORPORATION
                       Summary of Loan Loss Experience


    ($ in thousands)                               1995          1994
                                                -----------   ----------
                                                 1st Qtr.      4th Qtr.
                                                  Mar. 31       Dec. 31
    ALLOWANCE FOR LOAN LOSSES                   -----------    ---------
    Balance, at beginning of period           $    228,115       213,596
    Provision charged against income                20,510        22,224
    Allowance of acquired (sold) banks                  --         9,200

    Recoveries:
       Commercial                                    1,626         2,243
       Commercial mortgage                             884           426
       Residential mortgage                             27            40
       Consumer installment                          8,093         3,891
       Consumer revolving                            2,200         3,153
                                                -----------     ---------
           Total recoveries                         12,830         9,753
                                                -----------     ---------
    Charge-offs:
       Commercial                                    1,119         2,621
       Commercial mortgage                             627         2,882
       Residential mortgage                            226           212
       Consumer installment                         16,401         7,778
       Consumer revolving                           12,558        13,165
                                                -----------     ---------
          Total charge-offs                         30,931        26,658
                                                -----------     ---------
    Net charge-offs                                 18,101        16,905
                                                -----------     ---------
    Balance, at end of period                 $    230,524       228,115
                                                ===========     =========
    Average loans outstanding (net of
       unearned income)                       $ 16,855,909     16,112,582
    -----------------------------------   ---   ----------- --  ---------

    CHARGE-OFFS AND RECOVERIES RATIOS

    Net charge-offs to average loans (a)              0.44 %        0.42
    Net charge-offs to period end allowance (a)      31.84         29.40
    Earnings coverage of net charge-offs              5.15 x        5.89
    Recoveries to total charge-offs                  41.48 %       36.59
    Provision to average loans (a)                    0.49          0.55
    Allowance to total period end loans               1.36          1.36

    (a)  Annualized
    -----------------------------------   ---   ----------- --  ---------

    ALLOWANCE FOR LOAN LOSS SUMMARY

    At December 31,                                1994          1993
                                                -----------    ---------
    Balance, at beginning of period           $    188,664       176,793
    Provision charged against income                86,571        84,714
    Allowance of acquired/(sold) banks              11,420            50
    Recoveries                                      38,134        35,863
    Less:  Charge-offs                              96,674       108,756
                                                -----------     ---------
    Balance, at end of period                 $    228,115       188,664
                                                ===========     =========

    TABLE 3
                      FIRST OF AMERICA BANK CORPORATION
                       Summary of Loan Loss Experience

    ($ in thousands)

                                                 3rd Qtr.       2nd Qtr.
                                                 Sept. 30       June 30
    ALLOWANCE FOR LOAN LOSSES                    ---------     ---------
    Balance, at beginning of period           $    204,465        194,745
    Provision charged against income                21,238         22,501
    Allowance of acquired (sold) banks                  26          2,194

    Recoveries:
       Commercial                                    1,555          2,265
       Commercial mortgage                             403            480
       Residential mortgage                             95             75
       Consumer installment                          5,963          4,803
       Consumer revolving                            2,060          2,009
                                                  ---------      ---------
           Total recoveries                         10,076          9,632
                                                  ---------      ---------
    Charge-offs:
       Commercial                                    3,612          3,449
       Commercial mortgage                           1,121          2,619
       Residential mortgage                            373            254
       Consumer installment                          7,598          8,831
       Consumer revolving                            9,505          9,454
                                                  ---------      ---------
          Total charge-offs                         22,209         24,607
                                                  ---------      ---------
    Net charge-offs                                 12,133         14,975
                                                  ---------      ---------
    Balance, at end of period                 $    213,596        204,465
                                                  =========      =========
    Average loans outstanding (net of
       unearned income)                       $ 15,484,765     14,777,048
    -----------------------------------   ---     --------- --   ---------

    CHARGE-OFFS AND RECOVERIES RATIOS

    Net charge-offs to average loans (a)              0.31           0.41
    Net charge-offs to period end allowance (a)      22.54          29.38
    Earnings coverage of net charge-offs              8.58           6.69
    Recoveries to total charge-offs                  45.37          39.14
    Provision to average loans (a)                    0.54           0.61
    Allowance to total period end loans               1.35           1.34

    (a)  Annualized
      --------------------------------------------------------------------

    ALLOWANCE FOR LOAN LOSS SUMMARY
    At December 31,                                1992           1991
                                                 ---------     ---------
    Balance, at beginning of period           $    174,882        137,012
    Provision charged against income                78,809         71,030
    Allowance of acquired/(sold) banks                (372)        27,094
    Recoveries                                      33,640         30,280
    Less:  Charge-offs                             110,166         90,534
                                                  ---------      ---------
    Balance, at end of period                 $    176,793        174,882
                                                  =========      =========

    TABLE 3
                       FIRST OF AMERICA BANK CORPORATION
                        Summary of Loan Loss Experience

    ($ in thousands)                               1994           1993
                                                ----------      ---------
                                                 1st Qtr.       4th Qtr.
                                                  Mar. 31        Dec. 31
    ALLOWANCE FOR LOAN LOSSES                    ---------      ---------
    Balance, at beginning of period           $    188,664        186,579
    Provision charged against income                20,608         20,386
    Allowance of acquired (sold) banks                  --             --

    Recoveries:
       Commercial                                    1,213          1,707
       Commercial mortgage                             862            744
       Residential mortgage                             75            126
       Consumer installment                          4,804          4,521
       Consumer revolving                            1,719          1,592
                                                  ---------      ---------
           Total recoveries                          8,673          8,690
                                                  ---------      ---------
    Charge-offs:
       Commercial                                    3,938          3,690
       Commercial mortgage                           1,199          2,584
       Residential mortgage                            245            275
       Consumer installment                          8,410          9,922
       Consumer revolving                            9,408         10,520
                                                  ---------      ---------
          Total charge-offs                         23,200         26,991
                                                  ---------      ---------
    Net charge-offs                                 14,527         18,301
                                                  ---------      ---------
    Balance, at end of period                 $    194,745        188,664

    Average loans outstanding (net of
       unearned income)                       $ 14,292,647     14,252,372
    -----------------------------------   ---     ---------  --  ---------

    CHARGE-OFFS AND RECOVERIES RATIOS

    Net charge-offs to average loans (a)              0.41           0.51
    Net charge-offs to period end allowance (a)      30.25          38.48
    Earnings coverage of net charge-offs              7.28           6.07
    Recoveries to total charge-offs                  37.38          32.20
    Provision to average loans (a)                    0.58           0.57
    Allowance to total period end loans               1.35           1.31

    (a)  Annualized
    -----------------------------------   ---     ---------  --  ---------

    ALLOWANCE FOR LOAN LOSS SUMMARY
    At December 31,                                1990           1989
                                                 ---------      ---------
    Balance, at beginning of period           $    126,175        133,609
    Provision charged against income                44,782         43,805
    Allowance of acquired/(sold) banks              11,185          2,324
    Recoveries                                      28,470         27,728
    Less:  Charge-offs                              73,600         81,291
                                                  ---------      ---------
    Balance, at end of period                 $    137,012        126,175
                                                  =========      =========

    TABLE 4
                    FIRST OF AMERICA BANK  CORPORATION
                       Measurement of Asset Quality

    ($ in thousands)                            1995           1994
                                              ---------      --------
                                              1st Qtr.       4th Qtr.
                                               Mar. 31       Dec. 31
    NON-PERFORMING ASSETS                     ---------     ---------
    Non-accrual loans:
       Commercial                           $   21,203         22,156
       Commercial mortgage                      53,270         56,917
       Residential mortgage                     18,368         16,118
       Revolving mortgage                          492            482
       Consumer installment                        981          1,141
       Consumer revolving                            --             --
                                              ---------      ---------
          Total non-accrual loans           $   94,314         96,814
                                              ---------      ---------
    Renegotiated loans:
       Commercial                           $      514            411
       Commercial mortgage                       3,310          3,327
       Residential mortgage                        960          1,056
       Revolving mortgage                            --             --
       Consumer installment                          --            58
       Consumer revolving                            --             --
                                              ---------      ---------
          Total renegotiated loans          $    4,784          4,852
                                              ---------      ---------
    Total non-performing loans              $   99,098        101,666
                                              ---------      ---------
    Other real estate owned                 $   40,349         38,662
                                              ---------      ---------
    Total non-performing assets             $  139,447        140,328
                                              =========      =========
    Loans past due 90 days or more:
       Commercial                           $      674          1,709
       Commercial mortgage                       1,838          1,956
       Residential mortgage                      2,593            711
       Revolving mortgage                          395            370
       Consumer installment                      5,947          7,178
       Consumer revolving                        6,276          6,284
                                              ---------      ---------
          Total loans past due 90 days      $   17,723         18,208
    or more
                                              =========      =========
    ASSET QUALITY RATIOS
    Non-performing assets as a % of total         0.57 %         0.57
    assets
    Non-performing assets as a % of
       total loans + OREO                         0.82 %         0.83
    Allowance coverage of non-performing        232.62 %       224.38
    loans

    NONPERFORMING ASSET SUMMARY
    At December 31,                             1994           1993
                                              ---------     ---------
    Non-accrual loans                       $   96,814        121,186
    Renegotiated loans                           4,852         10,879
    Other real estate owned                     38,662         50,595
                                              ---------      ---------
    Total non-performing assets             $  140,328        182,660
                                              =========      =========
    Loans past due 90 days or more          $   18,208         23,462

    TABLE 4
                    FIRST OF AMERICA BANK  CORPORATION
                       Measurement of Asset Quality

    ($ in thousands)                                     1994
                                                ----------------------
                                               3rd Qtr.       2nd Qtr.
                                               Sept. 30       June 30
    NON-PERFORMING ASSETS                      ---------     ---------
    Non-accrual loans:
       Commercial                            $   22,884         24,584
       Commercial mortgage                       68,294         75,316
       Residential mortgage                      16,709         14,739
       Revolving mortgage                           389            333
       Consumer installment                         662          1,131
       Consumer revolving                            --             --
                                               ---------      ---------
          Total non-accrual loans            $  108,938        116,103
                                               ---------      ---------
    Renegotiated loans:
       Commercial                            $      427            469
       Commercial mortgage                        4,335          8,084
       Residential mortgage                       1,065          1,074
       Revolving mortgage                            --             --
       Consumer installment                          58             59
       Consumer revolving                            --             --
                                               ---------      ---------
          Total renegotiated loans           $    5,885          9,686
                                               ---------      ---------
    Total non-performing loans               $  114,823        125,789
                                               ---------      ---------
    Other real estate owned                  $   40,669         42,467
                                               ---------      ---------
    Total non-performing assets              $  155,492        168,256
                                               =========      =========
    Loans past due 90 days or more:
       Commercial                            $    1,578            915
       Commercial mortgage                        2,120          1,680
       Residential mortgage                       1,189          2,027
       Revolving mortgage                           542            434
       Consumer installment                       4,839            780
       Consumer revolving                         5,168          4,927
                                               ---------      ---------
          Total loans past due 90 days or    $   15,436         10,763
    more
                                               =========      =========
    ASSET QUALITY RATIOS
    Non-performing assets as a % of total          0.66           0.73
    assets
    Non-performing assets as a % of
       total loans + OREO                          0.98           1.10
    Allowance coverage of non-performing loans   186.02         162.55

    NONPERFORMING ASSET SUMMARY
    At December 31,                              1992           1991
                                               ---------     ---------
    Non-accrual loans                        $  126,619        116,995
    Renegotiated loans                           20,669         16,837
    Other real estate owned                      48,699         34,601
                                               ---------      ---------
    Total non-performing assets              $  195,987        168,433
                                               =========      =========
    Loans past due 90 days or more           $   20,887         32,499

    TABLE 4
                   FIRST OF AMERICA BANK  CORPORATION
                      Measurement of Asset Quality

    ($ in thousands)                            1994          1993
                                              --------     ---------
                                              1st Qtr.      4th Qtr.
                                               Mar. 31      Dec. 31
    NON-PERFORMING ASSETS                     ---------    ---------
    Non-accrual loans:
       Commercial                           $   26,486        28,483
       Commercial mortgage                      76,911        76,129
       Residential mortgage                     13,469        15,727
       Revolving mortgage                          331            71
       Consumer installment                      1,120           776
       Consumer revolving                            --           --
                                              ---------     ---------
          Total non-accrual loans           $  118,317       121,186
                                              ---------     ---------
    Renegotiated loans:
       Commercial                           $      477           257
       Commercial mortgage                       8,303         9,272
       Residential mortgage                      1,106         1,350
       Revolving mortgage                            --           --
       Consumer installment                          --           --
       Consumer revolving                            --           --
                                              ---------     ---------
          Total renegotiated loans          $    9,886        10,879
                                              ---------     ---------
    Total non-performing loans              $  128,203       132,065
                                              ---------     ---------
    Other real estate owned                 $   46,417        50,595
                                              ---------     ---------
    Total non-performing assets             $  174,620       182,660
                                              =========     =========
    Loans past due 90 days or more:
       Commercial                           $    2,756         2,351
       Commercial mortgage                      10,289         4,589
       Residential mortgage                      8,955         8,951
       Revolving mortgage                          521           611
       Consumer installment                      1,093         1,683
       Consumer revolving                        4,980         5,277
                                              ---------     ---------
          Total loans past due 90 days      $   28,594        23,462
    or more
                                              =========     =========
    ASSET QUALITY RATIOS
    Non-performing assets as a % of total         0.82          0.86
    assets
    Non-performing assets as a % of
       total loans + OREO                         1.21          1.26
    Allowance coverage of non-performing        151.90        142.86
    loans

    NONPERFORMING ASSET SUMMARY
    At December 31,                             1990          1989
                                              ---------    ---------
    Non-accrual loans                       $   76,533        55,556
    Renegotiated loans                          12,234        14,762
    Other real estate owned                     17,620        16,759
                                              ---------     ---------
    Total non-performing assets             $  106,387        87,077
                                              =========     =========
    Loans past due 90 days or more          $   31,380        20,901

    TABLE 5
                     FIRST OF AMERICA BANK CORPORATION
                         Interest Rate Sensitivity
                              March 31, 1995

                                                0 to           0 to
    ($ in millions)                            30 Days        60 Days
                                              ---------      ---------
    ASSETS
    Other earning assets                    $        17            20
    Investment securities (1)                       378           464
    Loans, net of unearned income (2)             4,439         4,915
                                               ---------     ---------
      Total rate sensitive assets (RSA)     $     4,834         5,399
                                               =========     =========
    LIABILITIES AND EQUITY
    Money market type deposits              $     2,573         2,629
    Other core savings and time deposits            779         1,204
    Negotiated deposits                             577           856
    Borrowings                                    2,132         2,290
    Interest rate swap agreements (3)               (48)           44
    Interest rate cap agreements (3)               (125)         (125)
                                               ---------     ---------
      Total rate sensitive liabilities      $     5,888         6,898
      (RSL)
                                               =========     =========
    GAP (RSA - RSL)                         $    (1,053)       (1,499)
                                               =========     =========
    RSA divided by RSL                            82.10 %       78.27
    GAP divided by total assets                   (4.29)        (6.10)

    Assumptions:
    (1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
    (2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing impact.
    (3) Maturities of rate sensitive liabilities, interest rate swaps and interest rate caps are based on contractual maturities and estimated repricing.

    TABLE 5
                     FIRST OF AMERICA BANK CORPORATION
                         Interest Rate Sensitivity
                              March 31, 1995

                                                0 to           0 to
    ($ in millions)                            90 Days       180 Days
                                              ---------      ---------
    ASSETS
    Other earning assets                    $        24            31
    Investment securities (1)                       537           711
    Loans, net of unearned income (2)             5,568         6,529
                                               ---------     ---------
      Total rate sensitive assets (RSA)     $     6,129         7,271
                                               =========     =========
    LIABILITIES AND EQUITY
    Money market type deposits              $     2,684         2,850
    Other core savings and time deposits          1,543         2,683
    Negotiated deposits                             940         1,005
    Borrowings                                    2,384         2,555
    Interest rate swap agreements (3)                43            33
    Interest rate cap agreements (3)               (125)         (125)
                                               ---------     ---------
      Total rate sensitive liabilities      $     7,469         9,001
      (RSL)
                                               =========     =========
    GAP (RSA - RSL)                         $    (1,341)       (1,730)
                                               =========     =========
    RSA divided by RSL                            82.05 %       80.78
    GAP divided by total assets                   (5.45)        (7.04)

    Assumptions:
    (1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
    (2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing impact.
    (3) Maturities of rate sensitive liabilities, interest rate swaps and interest rate caps are based on contractual maturities and estimated repricing.

    TABLE 5
             FIRST OF AMERICA BANK CORPORATION
                 Interest Rate Sensitivity
                       March 31, 1995

                                                0 to
    ($ in millions)                           365 Days
                                              ---------
    ASSETS
    Other earning assets                    $        37
    Investment securities (1)                     1,042
    Loans, net of unearned income (2)             8,053
                                               ---------
      Total rate sensitive assets (RSA)     $     9,132
                                               =========
    LIABILITIES AND EQUITY
    Money market type deposits              $     3,181
    Other core savings and time deposits          4,397
    Negotiated deposits                           1,065
    Borrowings                                    2,621
    Interest rate swap agreements (3)               133
    Interest rate cap agreements (3)               (125)
                                               ---------
      Total rate sensitive liabilities      $    11,272
      (RSL)
    GAP (RSA - RSL)                         $    (2,140)
                                               =========
    RSA divided by RSL                            81.02 %
    GAP divided by total assets                   (8.71)

    Assumptions:
    (1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
    (2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing impact.
    (3) Maturities of rate sensitive liabilities, interest rate swaps and interest rate caps are based on contractual maturities and estimated repricing.


    II - OTHER INFORMATION



    Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits


                   (10) Material Contracts

                        10.1 Form of Management Continuity Agreement
                             between the Registrant and each of the
                             following executive officers:  Daniel R.
                             Smith, Richard F. Chormann, Thomas W.
                             Lambert, David B. Wirt, John B. Rapp and
                             Donald J. Kenney.

                        10.2 Form of Management Continuity Agreement
                             between subsidiaries of the Registrant
                             and the following executive officers:
                             William R. Cole and Robert K. Kinning.

                        10.3 Management Continuity Agreement between
                             First of America Bank-Indiana and
                             Malcolm C. Pownall, an executive officer of the Registrant.

                        10.4 Management Continuity Agreement between
                             First of America Bank-Florida, FSB and
                             Lee J. Cieslak, an executive officer of
                             the Registrant.

                   (11) Statement regarding computation of per share earnings.

                        The computation of common and common
                        equivalents per share is described in Note 4 to the Consolidated Financial Statements on page 5 of this report.

                   (27) Financial Data Schedule

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1995.


                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  FIRST OF AMERICA BANK CORPORATION
                                          REGISTRANT





    Date:  May 10, 1995
                                  /s/ THOMAS W. LAMBERT
                                  Thomas W. Lambert
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)


                              EXHIBIT INDEX

    (10) Material Contracts

         10.1 Form of Management Continuity Agreement between the
              Registrant and each of the following executive officers: Daniel R. Smith, Richard F. Chormann, Thomas
              W. Lambert, David B. Wirt, John B. Rapp and Donald J.
              Kenney.

         10.2 Form of Management Continuity Agreement between subsidiaries of the Registrant and the following executive officers: William R. Cole and Robert K.
              Kinning.

         10.3 Management Continuity Agreement between First of
              America Bank-Indiana and Malcolm C. Pownall, an executive officer of the Registrant.

         10.4 Management Continuity Agreement between First of
              America Bank-Florida, FSB and Lee J. Cieslak, an executive officer of the Registrant.


    (27) Financial Data Schedule

                                                         Exhibit 10.1

                     MANAGEMENT CONTINUITY AGREEMENT

         The Amendment and Renewal of this Agreement is effective as of February 15, 1995 between FIRST OF AMERICA BANK CORPORATION, N.A., a Michigan Corporation with an office at 211 S. Rose St., Kalamazoo, Michigan 49007 (the "Company") and


    whose address is:



    (the "Officer")
                           W I T N E S S E T H

         WHEREAS, the Officer is employed by the Company as an officer of the Company with the title and salary current at the effective date of this Agreement as set forth in Appendix A; and

         WHEREAS, the Officer and the Company are parties to a Management Continuity Agreement effective July 18, 1990, and the Officer and the Company wish to amend and renew said Management Continuity Agreement; and

         WHEREAS, the Company wishes to attract and retain highly qualified executives and to achieve this goal it is in the best interests of the Company to secure the continued services of the Officer regardless of a change in control of the Company; and

         WHEREAS, the Company is willing, in order to provide the Officer a measure of security with respect to his employment with the Company in the event of a change in control of the Company so that the Officer will be in a position to act with respect to a possible change in control of the Company in the interests of First of America Bank Corporation and its shareholders, without concern as to the Officer's own financial security, and in order to induce the Officer to remain in employment with the Company, to agree that employment of the Officer shall be terminable only for cause for a limited period after a change in control of the Company.

         NOW, THEREFORE, the Company and the Officer agree as follows:

                                SECTION 1
                                EMPLOYMENT

         1.1 TERM. The Company shall employ the Officer and the Officer shall remain in employment with the Company for a period of five years from the effective date of this Agreement (the "Initial Term") unless terminated prior to the expiration of the Initial Term pursuant to Section 2.

         1.2 COMPENSATION. As compensation for services provided to the Company by the Officer pursuant to this Agreement, the Company shall pay the Officer the salary set forth in Appendix A, which salary may be increased from time to time by the Company. The Officer shall also be eligible to actively participate in any other compensation and benefit plans generally available to executive employees of the Company of like grade and salary including, but not limited to, retirement plans, group life, disability, accidental death and dismemberment, travel and accident, health and dental insurance plans, incentive compensation plans, stock option plans, deferred compensation plans, supplemental retirement plans and excess benefit plans. Such other compensation and benefit plans are hereinafter referred to collectively as the "Compensation and Benefit Plans".

         1.3 DUTIES. The Officer shall perform such duties and functions as are assigned to him by the bylaws of the Company, as amended or restated, the Board of Directors of the Company, or by a duly authorized committee of the Board of Directors of the Company, or by an officer of more senior rank than the Officer. In the event of an actual or potential Change in Control (as defined in Section 2.8), the Officer shall perform his duties and functions in a manner that is consistent with the best interest of the Company and its shareholders, without regard to the effect that the potential or actual Change in Control may have on the Officer personally.

         1.4 DUTY OF LOYALTY. The Officer shall work full-time for the Company only, provided that:

              (a) he may also engage in charitable, civic and other similar activities;

              (b) with the consent of the Board of Directors or the Chief Executive Officer of the Company, he may serve as a director of a business organization not competing with the Company; and

              (c) he may make such investments and reinvestment in business activities as shall not require a substantial portion of his time.

         1.5 DUTY NOT TO DISCLOSE CONFIDENTIAL INFORMATION. The Officer acknowledges that his relationship with the Company is one of high trust and confidence, and that he has access to Confidential Information (as hereinafter defined) of the Company. The Officer shall not, directly or indirectly, communicate, deliver, exhibit or provide any Confidential Information to any person, firm, partnership, corporation, organization or entity, except as required in the normal course of the Officer's duties. The duties contained in this paragraph shall be binding upon the Officer during the time that he is employed by the Company and following the termination of such employment. Such duties will not apply to any such Confidential Information which is or becomes in the public domain through no action on the part of the Officer, is generally disclosed to third parties by the Company without restriction on such third parties, or is approved for release by written authorization of the Board of Directors of the Company. The term "Confidential Information" shall mean any and all confidential, proprietary, or secret information relating to the Company's business, services, customers, business operations, or activities and any and all trade secrets, products, methods of conducting business, information, skills, knowledge, ideas, know-how or devices used in, developed by, or pertaining to the Company's business and not generally known, in whole or in part, in any trade or industry in which the Company is engaged.

                                SECTION 2
                               TERMINATION

         2.1 TERMINATION OF AGREEMENT. Unless sooner terminated in accordance with the terms of this Section 2, this Agreement shall terminate at the expiration of the Initial Term, and all obligations hereunder shall terminate except as specifically set forth in Section 2.5. The Officer may, with the consent of the Company, continue in the employ of the Company after the expiration of the Initial Term on such terms and conditions as may be agreed upon by the Company and the Officer.

         2.2 TERMINATION BY THE OFFICER. The Officer may voluntarily terminate this Agreement by providing two weeks notice to the Company, in which event the Company shall have no further obligation to the Officer hereunder from the date of such termination and the Officer shall have no further obligation to the Company hereunder except the duty to not disclose Confidential Information in accordance with Section 1.5. In the event the Officer's employment with the Company is terminated due to the Officer's death, the Company shall have no further obligation to the Officer, his heirs or legatees hereunder from the date of such termination, except for a period of one year from the date of the Officer's death, to pay to the Officer's surviving spouse the salary payments described in Section 1.2, in the amount in effect on the Officer's date of death. In the event the Officer's employment with the Company is terminated due to the Officer's permanent disability, the Company shall have no further obligation to the Officer, hereunder from the date of such termination, except, for a period of six months from the date salary continuation payments under the Company's short term disability policy cease, to pay to the Officer the salary payments described in Section 1.2, in the amount in effect on the date the Officer becomes permanently disabled, but less the amount of any benefits received by the Officer during such period from the Company's long-term disability plan, and, for a period of one year from the date of the Officer's permanent disability, to provide benefits to the Officer under the Company's dental and health plans.

         For purposes of this Agreement, the term "Permanent
    Disability" means a physical or mental condition of the Officer which:

              (a)  has continued uninterrupted for six months;

              (b)  is expected to continue indefinitely; and

              (c) is determined by the Company to render the Officer incapable of adequately performing his duties under Section 1.3 of this Agreement.

         2.3 TERMINATION BY THE COMPANY WITHOUT CAUSE. The Company may terminate this Agreement without cause prior to a Change in Control, as defined in Section 2.8, by providing two weeks notice to the Officer. In such event, the Officer shall have no further obligation to the Company hereunder, except the duty to not disclose Confidential Information in accordance with Section 1.5, and the Company shall have no further obligation to the Officer hereunder from the date of such termination except the obligation to make salary payments and to permit the Officer to continue active participation in employee benefit plans, in accordance with the Company's severance program in effect on the date of such termination.

         2.4 TERMINATION BY THE COMPANY WITH CAUSE. The Company, by resolution of its Board of Directors, may terminate this Agreement by providing the Officer with notice, which may be provided as late as the effective date of such termination, if the Officer:

              (a) willfully engages in conduct that materially injures the Company; or

              (b) willfully and materially breaches the provisions of this Agreement.

    In such event, the Company will have no further obligation to the Officer under the Agreement from the date of such termination.
    No action, or failure to act, shall be considered "willful" if it is done by the executive in good faith and with reasonable belief that his action or omission was in the best interest of the Company.

         2.5 TERMINATION FOLLOWING CHANGE IN CONTROL. In the event there is a Change in Control of the Company, as defined in
    Section 2.8, during the Initial Term, and within the three year period commencing upon the date of the Change in Control (the "Firm Term"), either:

              (a) the Officer's employment hereunder is terminated by the Company other than with cause under Section 2.4; or

              (b) the Officer resigns from his employment hereunder upon thirty days written notice given to the Company within thirty days following a material change in the Officer's title, authorities or duties, in effect immediately prior to the Change in Control, a reduction in the compensation or a reduction in benefits provided pursuant to this Agreement or the Compensation and Benefit Plans (other than a reduction resulting from the computation of incentive award payments pursuant to the Compensation and Benefit Plans) below the amount of compensation and benefits in effect immediately prior to the Change in Control, or a change of the Officer's principal place of employment without his consent to a city different from the city which is the principal place of the Officer's employment immediately prior to the Change in Control, then:

                   (i)  the Officer shall, for the applicable
                        Continuation Period following such
                        termination of employment, (A) continue to receive salary under Section 1.2 at the greater of the rate in effect at the time of his termination of employment or the rate in effect immediately prior to the Change in Control, and (B) continue to actively participate in the Compensation and Benefit Plans, except as otherwise provided below, that he actively participated in at the time of such termination of employment as though he continued in the employment of the Company (without regard to any amendment or termination of the Compensation and Benefit Plans made on or after the date of a Change in Control); provided, however, that any benefit to be provided by a Compensation and Benefit Plan under subclause (B) above may be provided by the Company through cash of equivalent value or through a nonqualified arrangement or arrangements if, in the judgment of the Company, permitting the Officer to participate in such plan after his termination of employment would adversely affect the tax status of such plan; and

                   (ii) after his termination of employment, the
                        Officer shall be entitled to receive an
                        incentive compensation award equal to the greater of the Officer's annual target award for the calendar year coincident with or immediately preceding the date of the Change in Control under the Company's Annual Incentive Compensation Plan or the pro-rata award based on the Company's actual year-to-date performance payable to the Officer for the portion of the year preceding the Officer's termination of employment under the Company's Annual Incentive Compensation Plan or any annual incentive compensation plan maintained by the Company's successor; and

                   (iii) after his termination of employment, the Officer shall be entitled to receive an additional incentive compensation award (which shall be in lieu of any pro-rata award payable to the Officer pursuant to the terms and conditions of the Company's Long-term Incentive
                             Compensation Plan) equal to the greater
                             of the target award under the Company's
                             Long-term Incentive Compensation Plan
                             for the performance period ending in the year of the Officer's termination of employment, provided that such award shall be determined by reference to the greater of the Officer's base salary as of the Officer's termination of employment or the Officer's base salary immediately preceding the date of the Change in Control; or the pro-rata long-term incentive compensation award payable to the Officer under any long-term incentive compensation plan of the Company's successor; and

                   (iv) after his termination of employment, the
                        Officer shall no longer participate in the Company's Stock Option Plan (except that options giving the Officer the right to purchase any stock of the Company or any affiliate of the Company, which had been granted prior to the Officer's termination of employment, shall become immediately and fully exercisable without regard to any limits in such plan).

                   The term Continuation Period shall mean (i) three years, if the Officer's termination of employment occurs during the first year of the Firm Term;
                   (ii) two years, if the Officer's termination of employment occurs during the second year of the Firm Term; (iii) one year, if the Officer's termination of employment occurs during the third year of the Firm Term. Notwithstanding the foregoing provisions, in no event shall the Continuation Period extend beyond the Officer's Normal Retirement Date, as defined in the Company Employees' Retirement Plan.

         The Company's obligation to make payments under Section 2.5(b) shall not be affected by the earnings or any other income of the Officer, except to the extent provided in the non-compete provisions contained in Section 2.6. To the extent benefits to be provided pursuant to Section 2.5(b) are determined on the basis of the Officer's compensation, the compensation to be used to determine such benefits after the Officer's termination of employment shall be the greater of the Officer's compensation used to determine such benefits immediately prior to the Change in Control or the Officer's compensation used to determine such benefits immediately prior to the Officer's termination of employment. To the extent that benefits to be provided by the Company pursuant to Section 2.5(b) are matching contributions pursuant to the Company Reserve Plus Retirement Savings Plan or Supplemental Savings Plan, the amount of matching contributions to be paid by the Company in any year following the date of the Officer's termination of employment shall be the greater of the amount of the matching contribution made by the Company for the most recent plan year that ended prior to the Change in Control or the amount of matching contributions made by the Company for the most recent plan year that ended prior to the Officer's termination of employment. To the extent benefits payable pursuant to Section 2.5(b) are determined by reference to the Officer's years of service with the Company, such as the determination of the Officer's accrued benefits under the Company's qualified or nonqualified retirement plans, such years of service shall be determined by including years that occur during the Continuation Period, regardless of whether the Officer elects to receive salary payments payable to him pursuant to
    Section 2.5(b)(i) in a lump-sum payment. In addition, to the extent the Officer is less than 100% vested in any benefits provided by the Compensation and Benefit Plans, he shall become 100% vested upon termination of employment described in Section 2.5(a) or (b) hereof.

         For purposes of determining an Officer's right under Section 2.5(b)(i) to accrue benefits during the Continuation Period under the Company Employees' Retirement Plan, Supplemental Retirement Plan and Excess Benefit Plan, the Officer's accrued benefits (including early retirement subsidies) shall be calculated by taking into account the years of service that the Officer would have accrued during the Continuation Period, the Officer's compensation, as such term is defined in the Company Employees' Retirement Plan (Compensation), payable for the Continuation Period and the retirement points that the Officer would have accumulated under the Company Employees' Retirement Plan based on the Officer's projected age and years of service at the end of the Continuation Period. The benefit accrued pursuant to Section 2.5(b)(i) and the above provisions shall include both the additional benefit, based on the service, Compensation, and retirement points that are credited during the Continuation Period, and the increase in the retirement benefits accrued prior to the Continuation Period due to the crediting of additional service, Compensation and retirement points during the Continuation Period. All of these retirement benefits shall be paid in a single, lump-sum payment, pursuant to Section 2.7 of this Agreement.

         In addition to any cash equivalency payment or medical benefit coverage provided to the Officer for the Continuation Period, the Officer shall also be eligible to receive a lump-sum cash payment equal to the difference between the amount of retiree medical premium payments that would be paid by the Company until the Officer's attainment of age 65 under the Company Employees' Health Care Plan, as in effect immediately prior to the Change in Control (the Health Care Plan), based on the Officer's age and years of service on the date of the Officer's termination of employment, and the amount of such premium payments that would have been paid under the Health Care Plan based on the projected age and years of service of the Officer through the end of the Continuation Period. If, after taking into consideration the Officer's projected age and years of service through the end of the Continuation Period, the Officer would not have been entitled to Company paid retiree medical premium payments, but the Officer would have completed five or more years of service with the Company and attained age 55 (thereby making the Officer eligible for retiree medical coverage under the Health Care Plan), then the lump-sum payment shall be calculated by assuming that the Company would have paid 25% of the cost of retiree medical premium payments until the Officer's attainment of age 65. For purposes of determining the amount of any lump-sum payment to the Officer under this paragraph, amounts that the Company would have paid for retiree medical premium payments shall be determined by assuming that the Company's Health Care Plan premium costs would increase at the rate of 7% per year. For purposes of determining the lump-sum payment of retiree medical premium payments and cash equivalency or medical benefit coverage to be provided to the Officer pursuant to this Agreement, such amounts or benefits shall include coverage for the Officer's spouse, provided that the Officer's spouse was covered by the Health Care Plan immediately prior to the Change in Control.

         2.6 NON-COMPETE PROVISIONS. In the event of the termination of the Officer's employment following a Change in Control, and the Officer becomes entitled to compensation and benefit payments under Section 2.5 of this Agreement, the Officer agrees not to compete with the Company, pursuant to the following terms and conditions.

         For the period of eighteen months from and after the date of such termination of employment following the Change in Control, the Officer shall not engage in any employment activity or directly or indirectly own (except for passive investments in which the Officer owns less than a 50% ownership interest), manage, operate, control or be employed by, participate in or be connected in any manner with the ownership, operation or control of any business that provides commercial, retail or mortgage lending services or sells financial products or services, which are competitive with or substantially similar to the commercial, retail, mortgage, trust, investment or insurance services or products of the Company, its subsidiaries and other affiliates, at any location in the United States of America.

         If any court shall determine that the duration or geographical limit of any restriction contained in this covenant not to compete (the "Covenant") is unenforceable under applicable law, this Covenant shall not thereby be terminated, but shall be deemed amended to the extent required to render it valid and enforceable, such amendment to apply only with respect to the operation of the Covenant in the jurisdiction of the Court that has made such determination.

         Other than amendments that are deemed to be made pursuant to the preceding paragraph of this Agreement, no change or modification of this Covenant shall be valid unless the same be in writing and signed by the Company and Officer.

         Upon a breach by Officer of this Covenant, the Company shall be entitled to recover, as liquidated damages, one and one half times the greater of the Officer's annual base salary in effect on the date of the Officer's termination of employment or the Officer's base salary in effect immediately prior to the date of the Change in Control. This amount shall be deducted from the payments due to the Officer pursuant to Section 2.5(b) of this Agreement. In the event that all payments pursuant to Section 2.5(b) have been made to the Officer, the Officer shall pay the aforementioned amount to the Company.

         If any legal action or proceeding is brought for the enforcement of this Covenant, or because of an alleged dispute, breach, default or misrepresentation in connection with this Covenant, the successful or prevailing party in such action shall be entitled to recover reasonable attorneys' fees and costs connected with such action or proceeding in addition to all other recovery or relief.

         2.7 TIMING OF PAYMENTS. All salary payments to be made by the Company pursuant to Section 2.5(b)(i) shall be made in monthly installments during the Continuation Period, on the first day of each month following the Officer's termination of employment. Prior to the commencement of such payments, the Officer may elect to receive any or all such salary payments in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. The Officer's election to receive a lump-sum payment of salary payments shall not affect in any way the Officer's right to receive, or the calculation of, other benefits payable to the Officer. All other payments to be made in cash pursuant to Section 2.5(b) shall be paid in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. Any lump-sum payment to be made to the Officer shall be equal to the present value of the payments otherwise payable to the Officer, using an interest rate assumption equal to the annual, short-term, adjusted applicable federal interest rate, as determined for the month during which the lump-sum payment is made pursuant to Section 1274(d) of the Internal Revenue Code of 1986, except that the lump-sum payment of any nonqualified retirement benefit (other than benefits from the Company Supplemental Savings Plan or Reserve Plus Retirement Savings Plan) payable to the Officer shall be calculated pursuant to the actuarial assumptions of the Company Employees' Retirement Plan in effect on the date the Officer's employment is terminated. The Company shall withhold any applicable income and employment taxes from any amounts payable to the Officer pursuant to this Agreement.

         2.8 CHANGE IN CONTROL DEFINED. A Change in Control of the Company shall have occurred:

              (a) on the fifth day preceding the scheduled expiration date of a tender offer by, or exchange offer by any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries), to acquire Voting Stock of the Company if:

                   (i)  after giving effect to such offer such
                        corporation, person, other entity or group would own 25% or more of the Voting Stock of the Company;

                   (ii) there shall have been filed documents with
                        the Securities and Exchange Commission in connection therewith (or, if no such filing is required, public evidence that the offer has already commenced); and

                   (iii) such corporation, person, other entity or group has secured all required regulatory approvals to own or control 25% or more of the Voting Stock of the Company;

              (b) if the shareholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation in a transaction in which neither the Company nor any of its wholly owned subsidiaries will be the surviving corporation, or to sell or otherwise dispose of all or substantially all of the Company's assets to any corporation, person, other entity or group (other that the Company or any of its wholly owned subsidiaries), and such definitive agreement is consummated;

              (c) if any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries) becomes the Beneficial Owner (as defined in the Company's Articles of Incorporation) of stock representing 25% or more of the Voting Stock of the Company; or

              (d)  if during any period of two consecutive years
                   Continuing Directors cease to comprise a majority of the Company's Board of Directors.

              The term "Continuing Director" means:

              (a) any member of the Board of Directors of the Company at the beginning of any period of two consecutive years; and

              (b) any person who subsequently becomes a member of the Board of Directors of the Company; if

                   (i) such person's nomination for election or election to the Board of Directors of the Company is recommended or approved by resolution of a majority of the Continuing Directors; or

                   (ii) such person is included as a nominee in a
                        proxy statement of the Company distributed when a majority of the Board of Directors of the Company consists of Continuing Directors.


              "Voting Stock" shall mean those shares of the Company entitled to vote generally in the election of directors.

         2.9 NO OBLIGATION TO REIMBURSE FOR TAXES. The Company shall not be obligated to reimburse the Officer due to the Officer's liability to pay any applicable federal or state income, employment or excise taxes which result from any payments made pursuant to this Agreement.

         2.10 OFFICER'S COSTS OF ENFORCEMENT. The Company shall pay all expenses of the Officer, including but not limited to attorney fees, incurred in enforcing payments by the Company pursuant to this Agreement.

         2.11 REDUCTION OF SALARY PAYMENTS. If payments or benefits under this Agreement, after taking into account all other payments or benefits to which the Officer is entitled from the Company (and which are in whole or in part considered contingent upon a Change in Control), are expected to result in an excise tax to the Officer or the loss of certain tax deductions by the Company by reason of Sections 280G and 4999 of the Internal Revenue Code of 1986 or any successor provisions to those Sections, salary payments under Section 2.5(b)(i) shall be reduced by the least amount required to avoid such excise tax and loss of deductions unless the failure to reduce such salary payments would be financially beneficial to the Officer. The failure to reduce such salary payments will be financially beneficial to the Officer if it results in an after-tax value to the Officer of all payments and benefits referenced in the preceding sentence, despite the application of the excise tax and income tax, which value is greater than the after-tax value the Officer would realize if salary payments were reduced to avoid the application of the excise tax. If the Officer and the Company shall disagree as to whether a payment under this Agreement could result in the loss of a deduction, the matter shall be resolved by an opinion of Howard & Howard Attorneys, or if Howard & Howard Attorneys is unable to provide such an opinion, counsel selected by the Company, and agreed to by the Officer. Counsel's opinion need not be unqualified. The Company shall choose a consulting firm, agreed to by the Officer, which shall provide counsel with a determination of the base amount and excess parachute payments, as such terms are defined by
    Section 280G of the Code or its successor. Counsel's opinion shall be based on these determinations. The Company shall pay the fees and expenses of such counsel and consulting firm, and shall make available such information as may be reasonably requested by such counsel and consulting firm to prepare the opinion. If the maximum amount payable to the Officer pursuant to this Section 2.11 cannot be determined prior to the due date for such payment, the Company shall pay on the due date the minimum amount which it in good faith determines to be payable, and shall pay the remaining amount as soon as practicable after such remaining amount is determined.

                                SECTION 3
                              MISCELLANEOUS

         3.1 ASSIGNMENT OF OFFICER'S RIGHTS. The Officer may not assign, pledge or otherwise transfer any of the benefits of this Agreement either before or after termination of employment, and any purported assignment, pledge or transfer of any payment to be made by the Company hereunder shall be void and of no effect. No payment to be made to the Officer hereunder shall be subject to the claims of creditors of the Officer.

         3.2 AGREEMENTS BINDING ON SUCCESSORS. This Agreement shall be binding and inure to the benefit of the parties hereto and their respective successors, assigns, personal representatives, heirs, legatees and beneficiaries.

         3.3 NOTICES. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by first class mail to the Officer or the Company at his or its address as set forth above, or to such other address of which either the Officer or the Company shall notify the other in writing.

         3.4 WAIVER OF BREACH. The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by either the Officer or the Company.

         3.5 ENTIRE AGREEMENT. This Agreement contains the entire understanding of the parties and supersedes the Management Continuity Agreement between the Officer and the Company, which was effective July 18, 1990. It may be modified or amended only by an agreement in writing signed by the party against whom enforcement of any change or amendment is sought.

         3.6 SEVERABILITY OF PROVISIONS. If for any reason any paragraph, term or provision of this Agreement is held to be invalid or unenforceable, all other valid provisions herein shall remain in full force and effect and all paragraphs, terms and provisions of this Agreement shall be deemed to be severable in nature.

         3.7 GOVERNING LAW. This Agreement is made in, and shall be governed by, the laws of the State of Michigan.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first set forth above.




                                            Officer


                                       FIRST OF AMERICA BANK
                                       CORPORATION, N.A.

    Attest:

                   By:
    Secretary
                                       Its:


                                COMPOSITE*
                              APPENDIX A TO
                     MANAGEMENT CONTINUITY AGREEMENT
                              _____________


                                                        Salary as of
                                                         Effective
     Officer               Title                            Date
     ----------------      ----------------------       ------------


     Daniel R. Smith       Chairman and Chief             $675,000
                           Executive Officer
     Richard F.            President and Chief            $453,600
     Chormann              Operating Officer

     Thomas W. Lambert     Executive Vice                 $265,000
                           President and Chief
                           Financial Officer
     David B. Wirt         Executive Vice                 $265,000
                           President and Secretary

     John B. Rapp          Executive Vice                 $230,000
                           President

     Donald J. Kenney      Executive Vice                 $260,000
                           President


    * This is a composite of the Appendix A to the Agreement with each of the officers named above.


                                                         Exhibit 10.2

                     MANAGEMENT CONTINUITY AGREEMENT

         The Amendment and Renewal of this Agreement is effective as of February 15, 1995 among FIRST OF AMERICA BANK CORPORATION, a Michigan Corporation with an office at 211 S. Rose St., Kalamazoo, Michigan 49007 (the "Company"), First of America Bank- ____________, N.A., a wholly owned subsidiary of the Company (the "Bank") and whose address is:



    (the "Officer")
                           W I T N E S S E T H

         WHEREAS, the Officer is employed by the Bank as an officer of the Bank with the title and salary current at the effective date of this Agreement as set forth in Appendix A; and

         WHEREAS, the Company wishes to attract and retain highly qualified executives and to achieve this goal it is in the best interests of the Company to secure the continued services of the Officer regardless of a change in control of the Company; and

         WHEREAS, the Company is willing, in order to provide the Officer a measure of security with respect to his employment with the Bank in the event of a change in control of the Company so that the Officer will be in a position to act with respect to a possible change in control of the Company in the interests of First of America Bank Corporation and its shareholders, without concern as to the Officer's own financial security, and in order to induce the Officer to remain in employment with the Bank, to agree that employment of the Officer shall be terminable only for cause for a limited period after a change in control of the Company.

         NOW, THEREFORE, the Company, the Bank and the Officer agree as follows:
                                SECTION 1
                                EMPLOYMENT

         1.1 TERM. The Bank shall employ the Officer and the Officer shall remain in employment with the Bank for a period of five years from the effective date of this Agreement (the
    "Initial Term") unless terminated prior to the expiration of the Initial Term pursuant to Section 2.

         1.2 COMPENSATION. As compensation for services provided to the Bank by the Officer pursuant to this Agreement, the Bank shall pay the Officer the salary set forth in Appendix A, which salary may be increased from time to time by the Bank. The Officer shall also be eligible to actively participate in any other compensation and benefit plans generally available to executive employees of the Company and its affiliates of like grade and salary including, but not limited to, retirement plans, group life, disability, accidental death and dismemberment, travel and accident, health and dental insurance plans, incentive compensation plans, stock option plans, deferred compensation plans, supplemental retirement plans and excess benefit plans. Such other compensation and benefit plans are hereinafter referred to collectively as the "Compensation and Benefit Plans".

         1.3 DUTIES. The Officer shall perform such duties and functions as are assigned to him by the bylaws of the Bank, as amended or restated, the Board of Directors of the Company or the Bank, or by a duly authorized committee of the Board of Directors of the Company, or by an officer of more senior rank than the Officer. In the event of an actual or potential Change in Control (as defined in Section 2.8), the Officer shall perform his duties and functions in a manner that is consistent with the best interest of the Bank and the Company and its shareholders, without regard to the effect that the potential or actual Change in Control may have on the Officer personally.

         1.4 DUTY OF LOYALTY. The Officer shall work full-time for the Bank only, provided that:

              (a) he may also engage in charitable, civic and other similar activities;

              (b) with the consent of the Board of Directors or the Chief Executive Officer of the Company, he may serve as a director of a business organization not competing with the Company; and

              (c) he may make such investments and reinvestment in business activities as shall not require a substantial portion of his time.

         1.5 DUTY NOT TO DISCLOSE CONFIDENTIAL INFORMATION. The Officer acknowledges that his relationship with the Bank and the Company is one of high trust and confidence, and that he has access to Confidential Information (as hereinafter defined) of the Bank and the Company. The Officer shall not, directly or indirectly, communicate, deliver, exhibit or provide any Confidential Information to any person, firm, partnership, corporation, organization or entity, except as required in the normal course of the Officer's duties. The duties contained in this paragraph shall be binding upon the Officer during the time that he is employed by the Bank and following the termination of such employment. Such duties will not apply to any such Confidential Information which is or becomes in the public domain through no action on the part of the Officer, is generally disclosed to third parties by the Company without restriction on such third parties, or is approved for release by written authorization of the Board of Directors of the Company. The term "Confidential Information" shall mean any and all confidential, proprietary, or secret information relating to the Bank's or the Company's business, services, customers, business operations, or activities and any and all trade secrets, products, methods of conducting business, information, skills, knowledge, ideas, know-how or devices used in, developed by, or pertaining to the Bank's or the Company's business and not generally known, in whole or in part, in any trade or industry in which the Bank or the Company is engaged.

                                SECTION 2
                               TERMINATION

         2.1 TERMINATION OF AGREEMENT. Unless sooner terminated in accordance with the terms of this Section 2, this Agreement shall terminate at the expiration of the Initial Term, and all obligations hereunder shall terminate except as specifically set forth in Section 2.5. The Officer may, with the consent of the Bank or the Company, continue in the employ of the Bank after the expiration of the Initial Term on such terms and conditions as may be agreed upon by the Bank or the Company and the Officer.

         2.2 TERMINATION BY THE OFFICER. The Officer may voluntarily terminate this Agreement by providing two weeks notice to the Company, in which event the Bank and the Company shall have no further obligation to the Officer hereunder from the date of such termination and the Officer shall have no further obligation to the Bank and the Company hereunder except the duty to not disclose Confidential Information in accordance with Section 1.5. In the event the Officer's employment with the Bank is terminated due to the Officer's death, the Bank and the Company shall have no further obligation to the Officer, his heirs or legatees hereunder from the date of such termination, except for a period of one year from the date of the Officer's death, to pay to the Officer's surviving spouse the salary payments described in Section 1.2, in the amount in effect on the Officer's date of death. In the event the Officer's employment with the Bank is terminated due to the Officer's permanent disability, the Bank and the Company shall have no further obligation to the Officer, hereunder from the date of such termination, except, for a period of six months from the date salary continuation payments under the Company's short term disability policy cease, to pay to the Officer the salary payments described in Section 1.2, in the amount in effect on the date the Officer becomes permanently disabled, but less the amount of any benefits received by the Officer during such period from the Company's long-term disability plan, and, for a period of one year from the date of the Officer's permanent disability, to provide benefits to the Officer under the Company's dental and health plans.

         For purposes of this Agreement, the term "Permanent
    Disability" means a physical or mental condition of the Officer which:

              (a)  has continued uninterrupted for six months;

              (b)  is expected to continue indefinitely; and

              (c) is determined by the Company to render the Officer incapable of adequately performing his duties under Section 1.3 of this Agreement.

         2.3 TERMINATION BY THE COMPANY WITHOUT CAUSE. The Company may terminate this Agreement without cause prior to a Change in Control, as defined in Section 2.8, by providing two weeks notice to the Officer. In such event, the Officer shall have no further obligation to the Bank and the Company hereunder, except the duty to not disclose Confidential Information in accordance with
    Section 1.5, and the Bank and the Company shall have no further obligation to the Officer hereunder from the date of such termination except the obligation to make salary payments and to permit the Officer to continue active participation in employee benefit plans, in accordance with the Company's severance program in effect on the date of such termination.

         2.4 TERMINATION BY THE COMPANY WITH CAUSE. The Company, by resolution of its Board of Directors, may terminate this Agreement by providing the Officer with notice, which may be provided as late as the effective date of such termination, if the Officer:

              (a) willfully engages in conduct that materially injures the Bank or the Company; or

              (b) willfully and materially breaches the provisions of this Agreement.

    In such event, the Bank and Company will have no further obligation to the Officer under the Agreement from the date of such termination. No action, or failure to act, shall be considered "willful" if it is done by the executive in good faith and with reasonable belief that his action or omission was in the best interest of the Bank and the Company.

         2.5 TERMINATION FOLLOWING CHANGE IN CONTROL. In the event there is a Change in Control of the Company, as defined in
    Section 2.8, during the Initial Term, and within the three year period commencing upon the date of the Change in Control (the "Firm Term"), either:

              (a) the Officer's employment hereunder is terminated by the Bank or the Company other than with cause under Section 2.4; or

              (b) the Officer resigns from his employment hereunder upon thirty days written notice given to the Company within thirty days following a material change in the Officer's title, authorities or duties, in effect immediately prior to the Change in Control, a reduction in the compensation or a reduction in benefits provided pursuant to this Agreement or the Compensation and Benefit Plans (other than a reduction resulting from the computation of incentive award payments pursuant to the Compensation and Benefit Plans) below the amount of compensation and benefits in effect immediately prior to the Change in Control, or a change of the Officer's principal place of employment without his consent to a city different from the city which is the principal place of the Officer's employment immediately prior to the Change in Control, then:

                   (i)  the Officer shall, for the applicable
                        Continuation Period following such
                        termination of employment, (A) continue to receive salary under Section 1.2 at the greater of the rate in effect at the time of his termination of employment or the rate in effect immediately prior to the Change in Control, and (B) continue to actively participate in the Compensation and Benefit Plans, except as otherwise provided below, that he actively participated in at the time of such termination of employment as though he continued in the employment of the Bank (without regard to any amendment or termination of the Compensation and Benefit Plans made on or after the date of a Change in Control); provided, however, that any benefit to be provided by a Compensation and Benefit Plan under subclause (B) above may be provided by the Bank or the Company through cash of equivalent value or through a nonqualified arrangement or arrangements if, in the judgment of the Company, permitting the Officer to participate in such plan after his termination of employment would adversely affect the tax status of such plan; and

                   (ii) after his termination of employment, the
                        Officer shall be entitled to receive an
                        incentive compensation award equal to the greater of the Officer's annual target award for the calendar year coincident with or immediately preceding the date of the Change in Control under the Company's Annual Incentive Compensation Plan or the pro-rata award based on the Company's and the Bank's actual year-to-date performance payable to the Officer for the portion of the year preceding the Officer's termination of employment under the Company's Annual Incentive Compensation Plan or any annual incentive compensation plan maintained by the Company's successor; and

                   (iii) after his termination of employment, the Officer shall be entitled to receive an additional incentive compensation award (which shall be in lieu of any pro-rata award payable to the Officer pursuant to the terms and conditions of the Company's Long-term Incentive
                             Compensation Plan) equal to the greater
                             of the target award under the Company's
                             Long-term Incentive Compensation Plan
                             for the performance period ending in the year of the Officer's termination of employment, provided that such award shall be determined by reference to the greater of the Officer's base salary as of the Officer's termination of employment or the Officer's base salary immediately preceding the date of the Change in Control; or the pro-rata long-term incentive compensation award payable to the Officer under any long-term incentive compensation plan of the Company's successor; and

                   (iv) after his termination of employment, the
                        Officer shall no longer participate in the Company's Stock Option Plan (except that options giving the Officer the right to purchase any stock of the Company or any affiliate of the Company, which had been granted prior to the Officer's termination of employment, shall become immediately and fully exercisable without regard to any limits in such plan).

                   The term Continuation Period shall mean (i) three years, if the Officer's termination of employment occurs during the first year of the Firm Term;
                   (ii) two years, if the Officer's termination of employment occurs during the second year of the Firm Term; (iii) one year, if the Officer's termination of employment occurs during the third year of the Firm Term. Notwithstanding the foregoing provisions, in no event shall the Continuation Period extend beyond the Officer's Normal Retirement Date, as defined in the Company Employees' Retirement Plan.

         The Bank and the Company's obligation to make payments under
    Section 2.5(b) shall not be affected by the earnings or any other income of the Officer, except to the extent provided in the non-compete provisions contained in Section 2.6. To the extent benefits to be provided pursuant to Section 2.5(b) are determined on the basis of the Officer's compensation, the compensation to be used to determine such benefits after the Officer's termination of employment shall be the greater of the Officer's compensation used to determine such benefits immediately prior to the Change in Control or the Officer's compensation used to determine such benefits immediately prior to the Officer's termination of employment. To the extent that benefits to be provided by the Bank or the Company pursuant to Section 2.5(b) are matching contributions pursuant to the Company Reserve Plus Retirement Savings Plan or Supplemental Savings Plan, the amount of matching contributions to be paid by the Bank or the Company in any year following the date of the Officer's termination of employment shall be the greater of the amount of the matching contribution made by the Bank or the Company for the most recent plan year that ended prior to the Change in Control or the amount of matching contributions made by the Bank or the Company for the most recent plan year that ended prior to the Officer's termination of employment. To the extent benefits payable pursuant to Section 2.5(b) are determined by reference to the Officer's years of service with the Bank, such as the determination of the Officer's accrued benefits under the Company's qualified or nonqualified retirement plans, such years of service shall be determined by including years that occur during the Continuation Period, regardless of whether the Officer elects to receive salary payments payable to him pursuant to
    Section 2.5(b)(i) in a lump-sum payment. In addition, to the extent the Officer is less than 100% vested in any benefits provided by the Compensation and Benefit Plans, he shall become 100% vested upon termination of employment described in Section 2.5(a) or (b) hereof.

         For purposes of determining an Officer's right under Section 2.5(b)(i) to accrue benefits during the Continuation Period under the Company Employees' Retirement Plan, Supplemental Retirement Plan and Excess Benefit Plan, the Officer's accrued benefits (including early retirement subsidies) shall be calculated by taking into account the years of service that the Officer would have accrued during the Continuation Period, the Officer's compensation, as such term is defined in the Company Employees' Retirement Plan (Compensation), payable for the Continuation Period and the retirement points that the Officer would have accumulated under the Company Employees' Retirement Plan based on the Officer's projected age and years of service at the end of the Continuation Period. The benefit accrued pursuant to Section 2.5(b)(i) and the above provisions shall include both the additional benefit, based on the service, Compensation, and retirement points that are credited during the Continuation Period, and the increase in the retirement benefits accrued prior to the Continuation Period due to the crediting of additional service, Compensation and retirement points during the Continuation Period. All of these retirement benefits shall be paid in a single, lump-sum payment, pursuant to Section 2.7 of this Agreement.

         In addition to any cash equivalency payment or medical benefit coverage provided to the Officer for the Continuation Period, the Officer shall also be eligible to receive a lump-sum cash payment equal to the difference between the amount of retiree medical premium payments that would be paid by the Bank or the Company until the Officer's attainment of age 65 under the Company Employees' Health Care Plan, as in effect immediately prior to the Change in Control (the Health Care Plan), based on the Officer's age and years of service on the date of the Officer's termination of employment, and the amount of such premium payments that would have been paid under the Health Care Plan based on the projected age and years of service of the Officer through the end of the Continuation Period. If, after taking into consideration the Officer's projected age and years of service through the end of the Continuation Period, the Officer would not have been entitled to Bank or Company paid retiree medical premium payments, but the Officer would have completed five or more years of service with the Bank and attained age 55 (thereby making the Officer eligible for retiree medical coverage under the Health Care Plan), then the lump-sum payment shall be calculated by assuming that the Bank or the Company would have paid 25% of the cost of retiree medical premium payments until the Officer's attainment of age 65. For purposes of determining the amount of any lump-sum payment to the Officer under this paragraph, amounts that the Bank or the Company would have paid for retiree medical premium payments shall be determined by assuming that the Company's Health Care Plan premium costs would increase at the rate of 7% per year.
    For purposes of determining the lump-sum payment of retiree medical premium payments and cash equivalency or medical benefit coverage to be provided to the Officer pursuant to this Agreement, such amounts or benefits shall include coverage for the Officer's spouse, provided that the Officer's spouse was covered by the Health Care Plan immediately prior to the Change in Control.

         2.6 NON-COMPETE PROVISIONS. In the event of the termination of the Officer's employment following a Change in Control, and the Officer becomes entitled to compensation and benefit payments under Section 2.5 of this Agreement, the Officer agrees not to compete with the Company, pursuant to the following terms and conditions.

         For the period of twelve months from and after the date of such termination of employment following the Change in Control, the Officer shall not engage in any employment activity or directly or indirectly own (except for passive investments in which the Officer owns less than a 50% ownership interest), manage, operate, control or be employed by, participate in or be connected in any manner with the ownership, operation or control of any business that provides commercial, retail or mortgage lending services or sells financial products or services, which are competitive with or substantially similar to the commercial, retail, mortgage, trust, investment or insurance services or products of the Company, its subsidiaries and other affiliates, at any location in the states of Michigan, Illinois or Indiana.

         If any court shall determine that the duration or geographical limit of any restriction contained in this covenant not to compete (the "Covenant") is unenforceable under applicable law, this Covenant shall not thereby be terminated, but shall be deemed amended to the extent required to render it valid and enforceable, such amendment to apply only with respect to the operation of the Covenant in the jurisdiction of the Court that has made such determination.

         Other than amendments that are deemed to be made pursuant to the preceding paragraph of this Agreement, no change or modification of this Covenant shall be valid unless the same be in writing and signed by the Bank, the Company and Officer.

         Upon a breach by Officer of this Covenant, the Company shall be entitled to recover, as liquidated damages, one times the greater of the Officer's annual base salary in effect on the date of the Officer's termination of employment or the Officer's base salary in effect immediately prior to the date of the Change in Control. This amount shall be deducted from the payments due to the Officer pursuant to Section 2.5(b) of this Agreement. In the event that all payments pursuant to Section 2.5(b) have been made to the Officer, the Officer shall pay the aforementioned amount to the Company.

         If any legal action or proceeding is brought for the enforcement of this Covenant, or because of an alleged dispute, breach, default or misrepresentation in connection with this Covenant, the successful or prevailing party in such action shall be entitled to recover reasonable attorneys' fees and costs connected with such action or proceeding in addition to all other recovery or relief.

         2.7 TIMING OF PAYMENTS. All salary payments to be made by the Bank or the Company pursuant to Section 2.5(b)(i) shall be made in monthly installments during the Continuation Period, on the first day of each month following the Officer's termination of employment. Prior to the commencement of such payments, the Officer may elect to receive any or all such salary payments in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. The Officer's election to receive a lump-sum payment of salary payments shall not affect in any way the Officer's right to receive, or the calculation of, other benefits payable to the Officer. All other payments to be made in cash pursuant to Section 2.5(b) shall be paid in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. Any lump-sum payment to be made to the Officer shall be equal to the present value of the payments otherwise payable to the Officer, using an interest rate assumption equal to the annual, short-term, adjusted applicable federal interest rate, as determined for the month during which the lump-sum payment is made pursuant to Section 1274(d) of the Internal Revenue Code of 1986, except that the lump-sum payment of any nonqualified retirement benefit (other than benefits from the Company Supplemental Savings Plan or Reserve Plus Retirement Savings Plan) payable to the Officer shall be calculated pursuant to the actuarial assumptions of the Company Employees' Retirement Plan in effect on the date the Officer's employment is terminated. The Bank or the Company shall withhold any applicable income and employment taxes from any amounts payable to the Officer pursuant to this Agreement.

         2.8 CHANGE IN CONTROL DEFINED. A Change in Control of the Company shall have occurred:

              (a) on the fifth day preceding the scheduled expiration date of a tender offer by, or exchange offer by any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries), to acquire Voting Stock of the Company if:

                   (i)  after giving effect to such offer such
                        corporation, person, other entity or group would own 25% or more of the Voting Stock of the Company;

                   (ii) there shall have been filed documents with
                        the Securities and Exchange Commission in connection therewith (or, if no such filing is required, public evidence that the offer has already commenced); and

                   (iii) such corporation, person, other entity or group has secured all required regulatory approvals to own or control 25% or more of the Voting Stock of the Company;

              (b) if the shareholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation in a transaction in which neither the Company nor any of its wholly owned subsidiaries will be the surviving corporation, or to sell or otherwise dispose of all or substantially all of the Company's assets to any corporation, person, other entity or group (other that the Company or any of its wholly owned subsidiaries), and such definitive agreement is consummated;

              (c) if any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries) becomes the Beneficial Owner (as defined in the Company's Articles of Incorporation) of stock representing 25% or more of the Voting Stock of the Company; or

              (d)  if during any period of two consecutive years
                   Continuing Directors cease to comprise a majority of the Company's Board of Directors.

              The term "Continuing Director" means:

              (a) any member of the Board of Directors of the Company at the beginning of any period of two consecutive years; and

              (b) any person who subsequently becomes a member of the Board of Directors of the Company; if

                   (i) such person's nomination for election or election to the Board of Directors of the Company is recommended or approved by resolution of a majority of the Continuing Directors; or

                   (ii) such person is included as a nominee in a
                        proxy statement of the Company distributed when a majority of the Board of Directors of the Company consists of Continuing Directors.


              "Voting Stock" shall mean those shares of the Company entitled to vote generally in the election of directors.

         2.9 NO OBLIGATION TO REIMBURSE FOR TAXES. The Bank and the Company shall not be obligated to reimburse the Officer due to the Officer's liability to pay any applicable federal or state income, employment or excise taxes which result from any payments made pursuant to this Agreement.

         2.10 OFFICER'S COSTS OF ENFORCEMENT.  The Bank or the
    Company shall pay all expenses of the Officer, including but not limited to attorney fees, incurred in enforcing payments by the Bank or the Company pursuant to this Agreement.

         2.11 REDUCTION OF SALARY PAYMENTS. If payments or benefits under this Agreement, after taking into account all other payments or benefits to which the Officer is entitled from the Bank and the Company (and which are in whole or in part considered contingent upon a Change in Control), are expected to result in an excise tax to the Officer or the loss of certain tax deductions by the Bank or the Company by reason of Sections 280G and 4999 of the Internal Revenue Code of 1986 or any successor provisions to those Sections, salary payments under Section 2.5(b)(i) shall be reduced by the least amount required to avoid such excise tax and loss of deductions unless the failure to reduce such salary payments would be financially beneficial to the Officer. The failure to reduce such salary payments will be financially beneficial to the Officer if it results in an after-tax value to the Officer of all payments and benefits referenced in the preceding sentence, despite the application of the excise tax and income tax, which value is greater than the after-tax value the Officer would realize if salary payments were reduced to avoid the application of the excise tax. If the Officer and the Company shall disagree as to whether a payment under this Agreement could result in the loss of a deduction, the matter shall be resolved by an opinion of Howard & Howard Attorneys, or if Howard & Howard Attorneys is unable to provide such an opinion, counsel selected by the Company, and agreed to by the Officer. Counsel's opinion need not be unqualified. The Company shall choose a consulting firm, agreed to by the Officer, which shall provide counsel with a determination of the base amount and excess parachute payments, as such terms are defined by
    Section 280G of the Code or its successor. Counsel's opinion shall be based on these determinations. The Company or the Bank shall pay the fees and expenses of such counsel and consulting firm, and shall make available such information as may be reasonably requested by such counsel and consulting firm to prepare the opinion. If the maximum amount payable to the Officer pursuant to this Section 2.11 cannot be determined prior to the due date for such payment, the Bank or the Company shall pay on the due date the minimum amount which it in good faith determines to be payable, and shall pay the remaining amount as soon as practicable after such remaining amount is determined.

                                SECTION 3
                              MISCELLANEOUS

         3.1 ASSIGNMENT OF OFFICER'S RIGHTS. The Officer may not assign, pledge or otherwise transfer any of the benefits of this Agreement either before or after termination of employment, and any purported assignment, pledge or transfer of any payment to be made by the Bank or the Company hereunder shall be void and of no effect. No payment to be made to the Officer hereunder shall be subject to the claims of creditors of the Officer.

         3.2 AGREEMENTS BINDING ON SUCCESSORS. This Agreement shall be binding and inure to the benefit of the parties hereto and their respective successors, assigns, personal representatives, heirs, legatees and beneficiaries.

         3.3 NOTICES. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by first class mail to the Officer or the Company at his or its address as set forth above, or to such other address of which either the Officer or the Company shall notify the other in writing.

         3.4 WAIVER OF BREACH. The waiver by any party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by the Officer, the Bank or the Company.

         3.5 ENTIRE AGREEMENT. This Agreement contains the entire understanding of the parties. It may be modified or amended only by an agreement in writing signed by the party or parties against whom enforcement of any change or amendment is sought.

         3.6 SEVERABILITY OF PROVISIONS. If for any reason any paragraph, term or provision of this Agreement is held to be invalid or unenforceable, all other valid provisions herein shall remain in full force and effect and all paragraphs, terms and provisions of this Agreement shall be deemed to be severable in nature.

         3.7 GOVERNING LAW. This Agreement is made in, and shall be governed by, the laws of the State of Michigan.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first set forth above.



                                            Officer

                                       FIRST OF AMERICA BANK
                                       CORPORATION
    Attest:

                   By:
    Secretary
                                       Its:

                                       FIRST OF AMERICA BANK-
                                       _________________, N.A.
    Attest:

                   By:
    Secretary
                                       Its:



                                COMPOSITE*
                              APPENDIX A TO
                     MANAGEMENT CONTINUITY AGREEMENT
                              _____________



                                                        Salary as of
                                                         Effective
     Officer               Title                            Date
     ----------------      ----------------------       ------------


     William R. Cole       Chairman and Chief             $305,000
                           Executive Officer,
                           First of America Bank-
                           Michigan, NA
     Robert K. Kinning     Chairman and Chief             $240,000
                           Executive Officer,
                           First of America Bank-
                           Illinois, NA


    * This is a composite of the Appendix A to the Agreement with each of the officers named above.

                                                         Exhibit 10.3

                     MANAGEMENT CONTINUITY AGREEMENT

         The Amendment and Renewal of this Agreement is effective as of February 15, 1995 among FIRST OF AMERICA BANK CORPORATION, a Michigan Corporation with an office at 211 S. Rose St., Kalamazoo, Michigan 49007 (the "Company"), First of America Bank-Indiana, a wholly owned subsidiary of the Company (the "Bank") and whose address is:



    (the "Officer")
                           W I T N E S S E T H

         WHEREAS, the Officer is employed by the Bank as an officer of the Bank with the title and salary current at the effective date of this Agreement as set forth in Appendix A; and

         WHEREAS, the Company wishes to attract and retain highly qualified executives and to achieve this goal it is in the best interests of the Company to secure the continued services of the Officer regardless of a change in control of the Company; and

         WHEREAS, the Company is willing, in order to provide the Officer a measure of security with respect to his employment with the Bank in the event of a change in control of the Company so that the Officer will be in a position to act with respect to a possible change in control of the Company in the interests of First of America Bank Corporation and its shareholders, without concern as to the Officer's own financial security, and in order to induce the Officer to remain in employment with the Bank, to agree that employment of the Officer shall be terminable only for cause for a limited period after a change in control of the Company.

         NOW, THEREFORE, the Company, the Bank and the Officer agree as follows:

                                SECTION 1
                                EMPLOYMENT

         1.1 TERM. The Bank shall employ the Officer and the Officer shall remain in employment with the Bank for a period of five years from the effective date of this Agreement (the
    "Initial Term") unless terminated prior to the expiration of the Initial Term pursuant to Section 2.

         1.2 COMPENSATION. As compensation for services provided to the Bank by the Officer pursuant to this Agreement, the Bank shall pay the Officer the salary set forth in Appendix A, which salary may be increased from time to time by the Bank. The Officer shall also be eligible to actively participate in any other compensation and benefit plans generally available to executive employees of the Company and its affiliates of like grade and salary including, but not limited to, retirement plans, group life, disability, accidental death and dismemberment, travel and accident, health and dental insurance plans, incentive compensation plans, stock option plans, deferred compensation plans, supplemental retirement plans and excess benefit plans. Such other compensation and benefit plans are hereinafter referred to collectively as the "Compensation and Benefit Plans".

         1.3 DUTIES. The Officer shall perform such duties and functions as are assigned to him by the bylaws of the Bank, as amended or restated, the Board of Directors of the Company or the Bank, or by a duly authorized committee of the Board of Directors of the Company, or by an officer of more senior rank than the Officer. In the event of an actual or potential Change in Control (as defined in Section 2.8), the Officer shall perform his duties and functions in a manner that is consistent with the best interest of the Bank and the Company and its shareholders, without regard to the effect that the potential or actual Change in Control may have on the Officer personally.

         1.4 DUTY OF LOYALTY. The Officer shall work full-time for the Bank only, provided that:

              (a) he may also engage in charitable, civic and other similar activities;

              (b) with the consent of the Board of Directors or the Chief Executive Officer of the Company, he may serve as a director of a business organization not competing with the Company; and

              (c) he may make such investments and reinvestment in business activities as shall not require a substantial portion of his time.

         1.5 DUTY NOT TO DISCLOSE CONFIDENTIAL INFORMATION. The Officer acknowledges that his relationship with the Bank and the Company is one of high trust and confidence, and that he has access to Confidential Information (as hereinafter defined) of the Bank and the Company. The Officer shall not, directly or indirectly, communicate, deliver, exhibit or provide any Confidential Information to any person, firm, partnership, corporation, organization or entity, except as required in the normal course of the Officer's duties. The duties contained in this paragraph shall be binding upon the Officer during the time that he is employed by the Bank and following the termination of such employment. Such duties will not apply to any such Confidential Information which is or becomes in the public domain through no action on the part of the Officer, is generally disclosed to third parties by the Company without restriction on such third parties, or is approved for release by written authorization of the Board of Directors of the Company. The term "Confidential Information" shall mean any and all confidential, proprietary, or secret information relating to the Bank's or the Company's business, services, customers, business operations, or activities and any and all trade secrets, products, methods of conducting business, information, skills, knowledge, ideas, know-how or devices used in, developed by, or pertaining to the Bank's or the Company's business and not generally known, in whole or in part, in any trade or industry in which the Bank or the Company is engaged.

                                SECTION 2
                               TERMINATION

         2.1 TERMINATION OF AGREEMENT. Unless sooner terminated in accordance with the terms of this Section 2, this Agreement shall terminate at the expiration of the Initial Term, and all obligations hereunder shall terminate except as specifically set forth in Section 2.5. The Officer may, with the consent of the Bank or the Company, continue in the employ of the Bank after the expiration of the Initial Term on such terms and conditions as may be agreed upon by the Bank or the Company and the Officer.

         2.2 TERMINATION BY THE OFFICER. The Officer may voluntarily terminate this Agreement by providing two weeks notice to the Company, in which event the Bank and the Company shall have no further obligation to the Officer hereunder from the date of such termination and the Officer shall have no further obligation to the Bank and the Company hereunder except the duty to not disclose Confidential Information in accordance with Section 1.5. In the event the Officer's employment with the Bank is terminated due to the Officer's death, the Bank and the Company shall have no further obligation to the Officer, his heirs or legatees hereunder from the date of such termination, except for a period of one year from the date of the Officer's death, to pay to the Officer's surviving spouse the salary payments described in Section 1.2, in the amount in effect on the Officer's date of death. In the event the Officer's employment with the Bank is terminated due to the Officer's permanent disability, the Bank and the Company shall have no further obligation to the Officer, hereunder from the date of such termination, except, for a period of six months from the date salary continuation payments under the Company's short term disability policy cease, to pay to the Officer the salary payments described in Section 1.2, in the amount in effect on the date the Officer becomes permanently disabled, but less the amount of any benefits received by the Officer during such period from the Company's long-term disability plan, and, for a period of one year from the date of the Officer's permanent disability, to provide benefits to the Officer under the Company's dental and health plans.

         For purposes of this Agreement, the term "Permanent
    Disability" means a physical or mental condition of the Officer which:

              (a)  has continued uninterrupted for six months;

              (b)  is expected to continue indefinitely; and

              (c) is determined by the Company to render the Officer incapable of adequately performing his duties under Section 1.3 of this Agreement.

         2.3 TERMINATION BY THE COMPANY WITHOUT CAUSE. The Company may terminate this Agreement without cause prior to a Change in Control, as defined in Section 2.8, by providing two weeks notice to the Officer. In such event, the Officer shall have no further obligation to the Bank and the Company hereunder, except the duty to not disclose Confidential Information in accordance with
    Section 1.5, and the Bank and the Company shall have no further obligation to the Officer hereunder from the date of such termination except the obligation to make salary payments and to permit the Officer to continue active participation in employee benefit plans, in accordance with the Company's severance program in effect on the date of such termination.

         2.4 TERMINATION BY THE COMPANY WITH CAUSE. The Company, by resolution of its Board of Directors, may terminate this Agreement by providing the Officer with notice, which may be provided as late as the effective date of such termination, if the Officer:

              (a) willfully engages in conduct that materially injures the Bank or the Company; or

              (b) willfully and materially breaches the provisions of this Agreement.

    In such event, the Bank and Company will have no further obligation to the Officer under the Agreement from the date of such termination. No action, or failure to act, shall be considered "willful" if it is done by the executive in good faith and with reasonable belief that his action or omission was in the best interest of the Bank and the Company.

         2.5 TERMINATION FOLLOWING CHANGE IN CONTROL. In the event there is a Change in Control of the Company, as defined in
    Section 2.8, during the Initial Term, and within the three year period commencing upon the date of the Change in Control (the "Firm Term"), either:

              (a) the Officer's employment hereunder is terminated by the Bank or the Company other than with cause under Section 2.4; or

              (b) the Officer resigns from his employment hereunder upon thirty days written notice given to the Company within thirty days following a material change in the Officer's title, authorities or duties, in effect immediately prior to the Change in Control, a reduction in the compensation or a reduction in benefits provided pursuant to this Agreement or the Compensation and Benefit Plans (other than a reduction resulting from the computation of incentive award payments pursuant to the Compensation and Benefit Plans) below the amount of compensation and benefits in effect immediately prior to the Change in Control, or a change of the Officer's principal place of employment without his consent to a city different from the city which is the principal place of the Officer's employment immediately prior to the Change in Control, then:

                   (i)  the Officer shall, for the applicable
                        Continuation Period following such
                        termination of employment, (A) continue to receive salary under Section 1.2 at the greater of the rate in effect at the time of his termination of employment or the rate in effect immediately prior to the Change in Control, and (B) continue to actively participate in the Compensation and Benefit Plans, except as otherwise provided below, that he actively participated in at the time of such termination of employment as though he continued in the employment of the Bank (without regard to any amendment or termination of the Compensation and Benefit Plans made on or after the date of a Change in Control); provided, however, that any benefit to be provided by a Compensation and Benefit Plan under subclause (B) above may be provided by the Bank or the Company through cash of equivalent value or through a nonqualified arrangement or arrangements if, in the judgment of the Company, permitting the Officer to participate in such plan after his termination of employment would adversely affect the tax status of such plan; and

                   (ii) after his termination of employment, the
                        Officer shall be entitled to receive an
                        incentive compensation award equal to the greater of the Officer's annual target award for the calendar year coincident with or immediately preceding the date of the Change in Control under the Company's Annual Incentive Compensation Plan or the pro-rata award based on the Company's and the Bank's actual year-to-date performance payable to the Officer for the portion of the year preceding the Officer's termination of employment under the Company's Annual Incentive Compensation Plan or any annual incentive compensation plan maintained by the Company's successor; and

                   (iii) after his termination of employment, the Officer shall be entitled to receive an additional incentive compensation award (which shall be in lieu of any pro-rata award payable to the Officer pursuant to the terms and conditions of the Company's Long-term Incentive
                             Compensation Plan) equal to the greater
                             of the target award under the Company's
                             Long-term Incentive Compensation Plan
                             for the performance period ending in the year of the Officer's termination of employment, provided that such award shall be determined by reference to the greater of the Officer's base salary as of the Officer's termination of employment or the Officer's base salary immediately preceding the date of the Change in Control; or the pro-rata long-term incentive compensation award payable to the Officer under any long-term incentive compensation plan of the Company's successor; and

                   (iv) after his termination of employment, the
                        Officer shall no longer participate in the Company's Stock Option Plan (except that options giving the Officer the right to purchase any stock of the Company or any affiliate of the Company, which had been granted prior to the Officer's termination of employment, shall become immediately and fully exercisable without regard to any limits in such plan).

                   The term Continuation Period shall mean (i) two years, if the Officer's termination of employment occurs during the first or second year of the Firm Term; (ii) one year, if the Officer's termination of employment occurs during the third year of the Firm Term. Notwithstanding the foregoing provisions, in no event shall the Continuation Period extend beyond the Officer's Normal Retirement Date, as defined in the Company Employees' Retirement Plan.

         The Bank and the Company's obligation to make payments under
    Section 2.5(b) shall not be affected by the earnings or any other income of the Officer, except to the extent provided in the non-compete provisions contained in Section 2.6. To the extent benefits to be provided pursuant to Section 2.5(b) are determined on the basis of the Officer's compensation, the compensation to be used to determine such benefits after the Officer's termination of employment shall be the greater of the Officer's compensation used to determine such benefits immediately prior to the Change in Control or the Officer's compensation used to determine such benefits immediately prior to the Officer's termination of employment. To the extent that benefits to be provided by the Bank or the Company pursuant to Section 2.5(b) are matching contributions pursuant to the Company Reserve Plus Retirement Savings Plan or Supplemental Savings Plan, the amount of matching contributions to be paid by the Bank or the Company in any year following the date of the Officer's termination of employment shall be the greater of the amount of the matching contribution made by the Bank or the Company for the most recent plan year that ended prior to the Change in Control or the amount of matching contributions made by the Bank or the Company for the most recent plan year that ended prior to the Officer's termination of employment. To the extent benefits payable pursuant to Section 2.5(b) are determined by reference to the Officer's years of service with the Bank, such as the determination of the Officer's accrued benefits under the Company's qualified or nonqualified retirement plans, such years of service shall be determined by including years that occur during the Continuation Period, regardless of whether the Officer elects to receive salary payments payable to him pursuant to
    Section 2.5(b)(i) in a lump-sum payment. In addition, to the extent the Officer is less than 100% vested in any benefits provided by the Compensation and Benefit Plans, he shall become 100% vested upon termination of employment described in Section 2.5(a) or (b) hereof.

         For purposes of determining an Officer's right under Section 2.5(b)(i) to accrue benefits during the Continuation Period under the Company Employees' Retirement Plan, Supplemental Retirement Plan and Excess Benefit Plan, the Officer's accrued benefits (including early retirement subsidies) shall be calculated by taking into account the years of service that the Officer would have accrued during the Continuation Period, the Officer's compensation, as such term is defined in the Company Employees' Retirement Plan (Compensation), payable for the Continuation Period and the retirement points that the Officer would have accumulated under the Company Employees' Retirement Plan based on the Officer's projected age and years of service at the end of the Continuation Period. The benefit accrued pursuant to Section 2.5(b)(i) and the above provisions shall include both the additional benefit, based on the service, Compensation, and retirement points that are credited during the Continuation Period, and the increase in the retirement benefits accrued prior to the Continuation Period due to the crediting of additional service, Compensation and retirement points during the Continuation Period. All of these retirement benefits shall be paid in a single, lump-sum payment, pursuant to Section 2.7 of this Agreement.

         In addition to any cash equivalency payment or medical benefit coverage provided to the Officer for the Continuation Period, the Officer shall also be eligible to receive a lump-sum cash payment equal to the difference between the amount of retiree medical premium payments that would be paid by the Bank or the Company until the Officer's attainment of age 65 under the Company Employees' Health Care Plan, as in effect immediately prior to the Change in Control (the Health Care Plan), based on the Officer's age and years of service on the date of the Officer's termination of employment, and the amount of such premium payments that would have been paid under the Health Care Plan based on the projected age and years of service of the Officer through the end of the Continuation Period. If, after taking into consideration the Officer's projected age and years of service through the end of the Continuation Period, the Officer would not have been entitled to Bank or Company paid retiree medical premium payments, but the Officer would have completed five or more years of service with the Bank and attained age 55 (thereby making the Officer eligible for retiree medical coverage under the Health Care Plan), then the lump-sum payment shall be calculated by assuming that the Bank or the Company would have paid 25% of the cost of retiree medical premium payments until the Officer's attainment of age 65. For purposes of determining the amount of any lump-sum payment to the Officer under this paragraph, amounts that the Bank or the Company would have paid for retiree medical premium payments shall be determined by assuming that the Company's Health Care Plan premium costs would increase at the rate of 7% per year.
    For purposes of determining the lump-sum payment of retiree medical premium payments and cash equivalency or medical benefit coverage to be provided to the Officer pursuant to this Agreement, such amounts or benefits shall include coverage for the Officer's spouse, provided that the Officer's spouse was covered by the Health Care Plan immediately prior to the Change in Control.

         2.6 NON-COMPETE PROVISIONS. In the event of the termination of the Officer's employment following a Change in Control, and the Officer becomes entitled to compensation and benefit payments under Section 2.5 of this Agreement, the Officer agrees not to compete with the Company, pursuant to the following terms and conditions.

         For the period of twelve months from and after the date of such termination of employment following the Change in Control, the Officer shall not engage in any employment activity or directly or indirectly own (except for passive investments in which the Officer owns less than a 50% ownership interest), manage, operate, control or be employed by, participate in or be connected in any manner with the ownership, operation or control of any business that provides commercial, retail or mortgage lending services or sells financial products or services, which are competitive with or substantially similar to the commercial, retail, mortgage, trust, investment or insurance services or products of the Company, its subsidiaries and other affiliates, at any location in the states of Michigan, Illinois or Indiana.

         If any court shall determine that the duration or geographical limit of any restriction contained in this covenant not to compete (the "Covenant") is unenforceable under applicable law, this Covenant shall not thereby be terminated, but shall be deemed amended to the extent required to render it valid and enforceable, such amendment to apply only with respect to the operation of the Covenant in the jurisdiction of the Court that has made such determination.

         Other than amendments that are deemed to be made pursuant to the preceding paragraph of this Agreement, no change or modification of this Covenant shall be valid unless the same be in writing and signed by the Bank, the Company and Officer.

         Upon a breach by Officer of this Covenant, the Company shall be entitled to recover, as liquidated damages, one times the greater of the Officer's annual base salary in effect on the date of the Officer's termination of employment or the Officer's base salary in effect immediately prior to the date of the Change in Control. This amount shall be deducted from the payments due to the Officer pursuant to Section 2.5(b) of this Agreement. In the event that all payments pursuant to Section 2.5(b) have been made to the Officer, the Officer shall pay the aforementioned amount to the Company.

         If any legal action or proceeding is brought for the enforcement of this Covenant, or because of an alleged dispute, breach, default or misrepresentation in connection with this Covenant, the successful or prevailing party in such action shall be entitled to recover reasonable attorneys' fees and costs connected with such action or proceeding in addition to all other recovery or relief.

         2.7 TIMING OF PAYMENTS. All salary payments to be made by the Bank or the Company pursuant to Section 2.5(b)(i) shall be made in monthly installments during the Continuation Period, on the first day of each month following the Officer's termination of employment. Prior to the commencement of such payments, the Officer may elect to receive any or all such salary payments in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. The Officer's election to receive a lump-sum payment of salary payments shall not affect in any way the Officer's right to receive, or the calculation of, other benefits payable to the Officer. All other payments to be made in cash pursuant to Section 2.5(b) shall be paid in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. Any lump-sum payment to be made to the Officer shall be equal to the present value of the payments otherwise payable to the Officer, using an interest rate assumption equal to the annual, short-term, adjusted applicable federal interest rate, as determined for the month during which the lump-sum payment is made pursuant to Section 1274(d) of the Internal Revenue Code of 1986, except that the lump-sum payment of any nonqualified retirement benefit (other than benefits from the Company Supplemental Savings Plan or Reserve Plus Retirement Savings Plan) payable to the Officer shall be calculated pursuant to the actuarial assumptions of the Company Employees' Retirement Plan in effect on the date the Officer's employment is terminated. The Bank or the Company shall withhold any applicable income and employment taxes from any amounts payable to the Officer pursuant to this Agreement.

         2.8 CHANGE IN CONTROL DEFINED. A Change in Control of the Company shall have occurred:

              (a) on the fifth day preceding the scheduled expiration date of a tender offer by, or exchange offer by any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries), to acquire Voting Stock of the Company if:

                   (i)  after giving effect to such offer such
                        corporation, person, other entity or group would own 25% or more of the Voting Stock of the Company;

                   (ii) there shall have been filed documents with
                        the Securities and Exchange Commission in connection therewith (or, if no such filing is required, public evidence that the offer has already commenced); and

                   (iii) such corporation, person, other entity or group has secured all required regulatory approvals to own or control 25% or more of the Voting Stock of the Company;

              (b) if the shareholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation in a transaction in which neither the Company nor any of its wholly owned subsidiaries will be the surviving corporation, or to sell or otherwise dispose of all or substantially all of the Company's assets to any corporation, person, other entity or group (other that the Company or any of its wholly owned subsidiaries), and such definitive agreement is consummated;

              (c) if any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries) becomes the Beneficial Owner (as defined in the Company's Articles of Incorporation) of stock representing 25% or more of the Voting Stock of the Company; or

              (d)  if during any period of two consecutive years
                   Continuing Directors cease to comprise a majority of the Company's Board of Directors.

              The term "Continuing Director" means:

              (a) any member of the Board of Directors of the Company at the beginning of any period of two consecutive years; and

              (b) any person who subsequently becomes a member of the Board of Directors of the Company; if

                   (i) such person's nomination for election or election to the Board of Directors of the Company is recommended or approved by resolution of a majority of the Continuing Directors; or

                   (ii) such person is included as a nominee in a
                        proxy statement of the Company distributed when a majority of the Board of Directors of the Company consists of Continuing Directors.


              "Voting Stock" shall mean those shares of the Company entitled to vote generally in the election of directors.

         2.9 NO OBLIGATION TO REIMBURSE FOR TAXES. The Bank and the Company shall not be obligated to reimburse the Officer due to the Officer's liability to pay any applicable federal or state income, employment or excise taxes which result from any payments made pursuant to this Agreement.

         2.10 OFFICER'S COSTS OF ENFORCEMENT.  The Bank or the
    Company shall pay all expenses of the Officer, including but not limited to attorney fees, incurred in enforcing payments by the Bank or the Company pursuant to this Agreement.

         2.11 REDUCTION OF SALARY PAYMENTS. If payments or benefits under this Agreement, after taking into account all other payments or benefits to which the Officer is entitled from the Bank and the Company (and which are in whole or in part considered contingent upon a Change in Control), are expected to result in an excise tax to the Officer or the loss of certain tax deductions by the Bank or the Company by reason of Sections 280G and 4999 of the Internal Revenue Code of 1986 or any successor provisions to those Sections, salary payments under Section 2.5(b)(i) shall be reduced by the least amount required to avoid such excise tax and loss of deductions unless the failure to reduce such salary payments would be financially beneficial to the Officer. The failure to reduce such salary payments will be financially beneficial to the Officer if it results in an after-tax value to the Officer of all payments and benefits referenced in the preceding sentence, despite the application of the excise tax and income tax, which value is greater than the after-tax value the Officer would realize if salary payments were reduced to avoid the application of the excise tax. If the Officer and the Company shall disagree as to whether a payment under this Agreement could result in the loss of a deduction, the matter shall be resolved by an opinion of Howard & Howard Attorneys, or if Howard & Howard Attorneys is unable to provide such an opinion, counsel selected by the Company, and agreed to by the Officer. Counsel's opinion need not be unqualified. The Company shall choose a consulting firm, agreed to by the Officer, which shall provide counsel with a determination of the base amount and excess parachute payments, as such terms are defined by
    Section 280G of the Code or its successor. Counsel's opinion shall be based on these determinations. The Company or the Bank shall pay the fees and expenses of such counsel and consulting firm, and shall make available such information as may be reasonably requested by such counsel and consulting firm to prepare the opinion. If the maximum amount payable to the Officer pursuant to this Section 2.11 cannot be determined prior to the due date for such payment, the Bank or the Company shall pay on the due date the minimum amount which it in good faith determines to be payable, and shall pay the remaining amount as soon as practicable after such remaining amount is determined.

                                SECTION 3
                              MISCELLANEOUS

         3.1 ASSIGNMENT OF OFFICER'S RIGHTS. The Officer may not assign, pledge or otherwise transfer any of the benefits of this Agreement either before or after termination of employment, and any purported assignment, pledge or transfer of any payment to be made by the Bank or the Company hereunder shall be void and of no effect. No payment to be made to the Officer hereunder shall be subject to the claims of creditors of the Officer.

         3.2 AGREEMENTS BINDING ON SUCCESSORS. This Agreement shall be binding and inure to the benefit of the parties hereto and their respective successors, assigns, personal representatives, heirs, legatees and beneficiaries.

         3.3 NOTICES. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by first class mail to the Officer or the Company at his or its address as set forth above, or to such other address of which either the Officer or the Company shall notify the other in writing.

         3.4 WAIVER OF BREACH. The waiver by any party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by the Officer, the Bank or the Company.

         3.5 ENTIRE AGREEMENT. This Agreement contains the entire understanding of the parties. It may be modified or amended only by an agreement in writing signed by the party or parties against whom enforcement of any change or amendment is sought.

         3.6 SEVERABILITY OF PROVISIONS. If for any reason any paragraph, term or provision of this Agreement is held to be invalid or unenforceable, all other valid provisions herein shall remain in full force and effect and all paragraphs, terms and provisions of this Agreement shall be deemed to be severable in nature.

         3.7 GOVERNING LAW. This Agreement is made in, and shall be governed by, the laws of the State of Michigan.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first set forth above.



                                            Officer

                                       FIRST OF AMERICA BANK
                                       CORPORATION
    Attest:

                   By:
    Secretary
                                       Its:

                                       FIRST OF AMERICA BANK-
                                       INDIANA
    Attest:

                   By:
    Secretary
                                       Its:




                              APPENDIX A TO
                     MANAGEMENT CONTINUITY AGREEMENT
                              _____________


                                                        Salary as of
                                                         Effective
     Officer               Title                            Date
     ----------------      ----------------------       ------------


     Malcolm C.            Chairman and Chief             $185,500
     Pownall               Executive Officer,
                           First of America Bank-
                           Indiana





                                                         Exhibit 10.4

                     MANAGEMENT CONTINUITY AGREEMENT

         The Amendment and Renewal of this Agreement is effective as of February 15, 1995 among FIRST OF AMERICA BANK CORPORATION, a Michigan Corporation with an office at 211 S. Rose St., Kalamazoo, Michigan 49007 (the "Company"), First of America Bank-Florida, FSB, a wholly owned subsidiary of the Company (the "Bank") and whose address is:



    (the "Officer")
                           W I T N E S S E T H

         WHEREAS, the Officer is employed by the Bank as an officer of the Bank with the title and salary current at the effective date of this Agreement as set forth in Appendix A; and

         WHEREAS, the Company wishes to attract and retain highly qualified executives and to achieve this goal it is in the best interests of the Company to secure the continued services of the Officer regardless of a change in control of the Company; and

         WHEREAS, the Company is willing, in order to provide the Officer a measure of security with respect to his employment with the Bank in the event of a change in control of the Company so that the Officer will be in a position to act with respect to a possible change in control of the Company in the interests of First of America Bank Corporation and its shareholders, without concern as to the Officer's own financial security, and in order to induce the Officer to remain in employment with the Bank, to agree that employment of the Officer shall be terminable only for cause for a limited period after a change in control of the Company.

         NOW, THEREFORE, the Company, the Bank and the Officer agree as follows:

                                SECTION 1
                                EMPLOYMENT

         1.1 TERM. The Bank shall employ the Officer and the Officer shall remain in employment with the Bank for a period of five years from the effective date of this Agreement (the
    "Initial Term") unless terminated prior to the expiration of the Initial Term pursuant to Section 2.

         1.2 COMPENSATION. As compensation for services provided to the Bank by the Officer pursuant to this Agreement, the Bank shall pay the Officer the salary set forth in Appendix A, which salary may be increased from time to time by the Bank. The Officer shall also be eligible to actively participate in any other compensation and benefit plans generally available to executive employees of the Company and its affiliates of like grade and salary including, but not limited to, retirement plans, group life, disability, accidental death and dismemberment, travel and accident, health and dental insurance plans, incentive compensation plans, stock option plans, deferred compensation plans, supplemental retirement plans and excess benefit plans. Such other compensation and benefit plans are hereinafter referred to collectively as the "Compensation and Benefit Plans".

         1.3 DUTIES. The Officer shall perform such duties and functions as are assigned to him by the bylaws of the Bank, as amended or restated, the Board of Directors of the Company or the Bank, or by a duly authorized committee of the Board of Directors of the Company, or by an officer of more senior rank than the Officer. In the event of an actual or potential Change in Control (as defined in Section 2.8), the Officer shall perform his duties and functions in a manner that is consistent with the best interest of the Bank and the Company and its shareholders, without regard to the effect that the potential or actual Change in Control may have on the Officer personally.

         1.4 DUTY OF LOYALTY. The Officer shall work full-time for the Bank only, provided that:

              (a) he may also engage in charitable, civic and other similar activities;

              (b) with the consent of the Board of Directors or the Chief Executive Officer of the Company, he may serve as a director of a business organization not competing with the Company; and

              (c) he may make such investments and reinvestment in business activities as shall not require a substantial portion of his time.

         1.5 DUTY NOT TO DISCLOSE CONFIDENTIAL INFORMATION. The Officer acknowledges that his relationship with the Bank and the Company is one of high trust and confidence, and that he has access to Confidential Information (as hereinafter defined) of the Bank and the Company. The Officer shall not, directly or indirectly, communicate, deliver, exhibit or provide any Confidential Information to any person, firm, partnership, corporation, organization or entity, except as required in the normal course of the Officer's duties. The duties contained in this paragraph shall be binding upon the Officer during the time that he is employed by the Bank and following the termination of such employment. Such duties will not apply to any such Confidential Information which is or becomes in the public domain through no action on the part of the Officer, is generally disclosed to third parties by the Company without restriction on such third parties, or is approved for release by written authorization of the Board of Directors of the Company. The term "Confidential Information" shall mean any and all confidential, proprietary, or secret information relating to the Bank's or the Company's business, services, customers, business operations, or activities and any and all trade secrets, products, methods of conducting business, information, skills, knowledge, ideas, know-how or devices used in, developed by, or pertaining to the Bank's or the Company's business and not generally known, in whole or in part, in any trade or industry in which the Bank or the Company is engaged.

                                SECTION 2
                               TERMINATION

         2.1 TERMINATION OF AGREEMENT. Unless sooner terminated in accordance with the terms of this Section 2, this Agreement shall terminate at the expiration of the Initial Term, and all obligations hereunder shall terminate except as specifically set forth in Section 2.5. The Officer may, with the consent of the Bank or the Company, continue in the employ of the Bank after the expiration of the Initial Term on such terms and conditions as may be agreed upon by the Bank or the Company and the Officer.

         2.2 TERMINATION BY THE OFFICER. The Officer may voluntarily terminate this Agreement by providing two weeks notice to the Company, in which event the Bank and the Company shall have no further obligation to the Officer hereunder from the date of such termination and the Officer shall have no further obligation to the Bank and the Company hereunder except the duty to not disclose Confidential Information in accordance with Section 1.5. In the event the Officer's employment with the Bank is terminated due to the Officer's death, the Bank and the Company shall have no further obligation to the Officer, his heirs or legatees hereunder from the date of such termination, except for a period of one year from the date of the Officer's death, to pay to the Officer's surviving spouse the salary payments described in Section 1.2, in the amount in effect on the Officer's date of death. In the event the Officer's employment with the Bank is terminated due to the Officer's permanent disability, the Bank and the Company shall have no further obligation to the Officer, hereunder from the date of such termination, except, for a period of six months from the date salary continuation payments under the Company's short term disability policy cease, to pay to the Officer the salary payments described in Section 1.2, in the amount in effect on the date the Officer becomes permanently disabled, but less the amount of any benefits received by the Officer during such period from the Company's long-term disability plan, and, for a period of one year from the date of the Officer's permanent disability, to provide benefits to the Officer under the Company's dental and health plans.

         For purposes of this Agreement, the term "Permanent
    Disability" means a physical or mental condition of the Officer which:

              (a)  has continued uninterrupted for six months;

              (b)  is expected to continue indefinitely; and

              (c) is determined by the Company to render the Officer incapable of adequately performing his duties under Section 1.3 of this Agreement.

         2.3 TERMINATION BY THE COMPANY WITHOUT CAUSE. The Company may terminate this Agreement without cause prior to a Change in Control, as defined in Section 2.8, by providing two weeks notice to the Officer. In such event, the Officer shall have no further obligation to the Bank and the Company hereunder, except the duty to not disclose Confidential Information in accordance with
    Section 1.5, and the Bank and the Company shall have no further obligation to the Officer hereunder from the date of such termination except the obligation to make salary payments and to permit the Officer to continue active participation in employee benefit plans, in accordance with the Company's severance program in effect on the date of such termination.

         2.4 TERMINATION BY THE COMPANY WITH CAUSE. The Company, by resolution of its Board of Directors, may terminate this Agreement by providing the Officer with notice, which may be provided as late as the effective date of such termination, if the Officer:

              (a) willfully engages in conduct that materially injures the Bank or the Company; or

              (b) willfully and materially breaches the provisions of this Agreement.

    In such event, the Bank and Company will have no further obligation to the Officer under the Agreement from the date of such termination. No action, or failure to act, shall be considered "willful" if it is done by the executive in good faith and with reasonable belief that his action or omission was in the best interest of the Bank and the Company.

         2.5 TERMINATION FOLLOWING CHANGE IN CONTROL. In the event there is a Change in Control of the Company, as defined in
    Section 2.8, during the Initial Term, and within the three year period commencing upon the date of the Change in Control (the "Firm Term"), either:

              (a) the Officer's employment hereunder is terminated by the Bank or the Company other than with cause under Section 2.4; or

              (b) the Officer resigns from his employment hereunder upon thirty days written notice given to the Company within thirty days following a material change in the Officer's title, authorities or duties, in effect immediately prior to the Change in Control, a reduction in the compensation or a reduction in benefits provided pursuant to this Agreement or the Compensation and Benefit Plans (other than a reduction resulting from the computation of incentive award payments pursuant to the Compensation and Benefit Plans) below the amount of compensation and benefits in effect immediately prior to the Change in Control, or a change of the Officer's principal place of employment without his consent to a city different from the city which is the principal place of the Officer's employment immediately prior to the Change in Control, then:

                   (i)  the Officer shall, for the applicable
                        Continuation Period following such
                        termination of employment, (A) continue to receive salary under Section 1.2 at the greater of the rate in effect at the time of his termination of employment or the rate in effect immediately prior to the Change in Control, and (B) continue to actively participate in the Compensation and Benefit Plans, except as otherwise provided below, that he actively participated in at the time of such termination of employment as though he continued in the employment of the Bank (without regard to any amendment or termination of the Compensation and Benefit Plans made on or after the date of a Change in Control); provided, however, that any benefit to be provided by a Compensation and Benefit Plan under subclause (B) above may be provided by the Bank or the Company through cash of equivalent value or through a nonqualified arrangement or arrangements if, in the judgment of the Company, permitting the Officer to participate in such plan after his termination of employment would adversely affect the tax status of such plan; and

                   (ii) after his termination of employment, the
                        Officer shall be entitled to receive an
                        incentive compensation award equal to the greater of the Officer's annual target award for the calendar year coincident with or immediately preceding the date of the Change in Control under the Company's Annual Incentive Compensation Plan or the pro-rata award based on the Company's and the Bank's actual year-to-date performance payable to the Officer for the portion of the year preceding the Officer's termination of employment under the Company's Annual Incentive Compensation Plan or any annual incentive compensation plan maintained by the Company's successor; and

                   (iii) after his termination of employment, the Officer shall be entitled to receive an additional incentive compensation award (which shall be in lieu of any pro-rata award payable to the Officer pursuant to the terms and conditions of the Company's Long-term Incentive
                             Compensation Plan) equal to the greater
                             of the target award under the Company's
                             Long-term Incentive Compensation Plan
                             for the performance period ending in the year of the Officer's termination of employment, provided that such award shall be determined by reference to the greater of the Officer's base salary as of the Officer's termination of employment or the Officer's base salary immediately preceding the date of the Change in Control; or the pro-rata long-term incentive compensation award payable to the Officer under any long-term incentive compensation plan of the Company's successor; and


                   (iv) after his termination of employment, the
                        Officer shall no longer participate in the Company's Stock Option Plan (except that options giving the Officer the right to purchase any stock of the Company or any affiliate of the Company, which had been granted prior to the Officer's termination of employment, shall become immediately and fully exercisable without regard to any limits in such plan).

                   The term Continuation Period shall mean (i) two years, if the Officer's termination of employment occurs during the first or second year of the Firm Term; (ii) one year, if the Officer's termination of employment occurs during the third year of the Firm Term. Notwithstanding the foregoing provisions, in no event shall the Continuation Period extend beyond the Officer's Normal Retirement Date, as defined in the Company Employees' Retirement Plan.

              The Bank and the Company's obligation to make payments under Section 2.5(b) shall not be affected by the earnings or any other income of the Officer, except to the extent provided in the non-compete provisions contained in Section 2.6. To the extent benefits to be provided pursuant to Section 2.5(b) are determined on the basis of the Officer's compensation, the compensation to be used to determine such benefits after the Officer's termination of employment shall be the greater of the Officer's compensation used to determine such benefits immediately prior to the Change in Control or the Officer's compensation used to determine such benefits immediately prior to the Officer's termination of employment. To the extent that benefits to be provided by the Bank or the Company pursuant to Section 2.5(b) are matching contributions pursuant to the Company Reserve Plus Retirement Savings Plan or Supplemental Savings Plan, the amount of matching contributions to be paid by the Bank or the Company in any year following the date of the Officer's termination of employment shall be the greater of the amount of the matching contribution made by the Bank or the Company for the most recent plan year that ended prior to the Change in Control or the amount of matching contributions made by the Bank or the Company for the most recent plan year that ended prior to the Officer's termination of employment. To the extent benefits payable pursuant to Section 2.5(b) are determined by reference to the Officer's years of service with the Bank, such as the determination of the Officer's accrued benefits under the Company's qualified or nonqualified retirement plans, such years of service shall be determined by including years that occur during the Continuation Period, regardless of whether the Officer elects to receive salary payments payable to him pursuant to
    Section 2.5(b)(i) in a lump-sum payment. In addition, to the extent the Officer is less than 100% vested in any benefits provided by the Compensation and Benefit Plans, he shall become 100% vested upon termination of employment described in Section 2.5(a) or (b) hereof.

         For purposes of determining an Officer's right under Section 2.5(b)(i) to accrue benefits during the Continuation Period under the Company Employees' Retirement Plan, Supplemental Retirement Plan and Excess Benefit Plan, the Officer's accrued benefits (including early retirement subsidies) shall be calculated by taking into account the years of service that the Officer would have accrued during the Continuation Period, the Officer's compensation, as such term is defined in the Company Employees' Retirement Plan (Compensation), payable for the Continuation Period and the retirement points that the Officer would have accumulated under the Company Employees' Retirement Plan based on the Officer's projected age and years of service at the end of the Continuation Period. The benefit accrued pursuant to Section 2.5(b)(i) and the above provisions shall include both the additional benefit, based on the service, Compensation, and retirement points that are credited during the Continuation Period, and the increase in the retirement benefits accrued prior to the Continuation Period due to the crediting of additional service, Compensation and retirement points during the Continuation Period. All of these retirement benefits shall be paid in a single, lump-sum payment, pursuant to Section 2.7 of this Agreement.

         In addition to any cash equivalency payment or medical benefit coverage provided to the Officer for the Continuation Period, the Officer shall also be eligible to receive a lump-sum cash payment equal to the difference between the amount of retiree medical premium payments that would be paid by the Bank or the Company until the Officer's attainment of age 65 under the Company Employees' Health Care Plan, as in effect immediately prior to the Change in Control (the Health Care Plan), based on the Officer's age and years of service on the date of the Officer's termination of employment, and the amount of such premium payments that would have been paid under the Health Care Plan based on the projected age and years of service of the Officer through the end of the Continuation Period. If, after taking into consideration the Officer's projected age and years of service through the end of the Continuation Period, the Officer would not have been entitled to Bank or Company paid retiree medical premium payments, but the Officer would have completed five or more years of service with the Bank and attained age 55 (thereby making the Officer eligible for retiree medical coverage under the Health Care Plan), then the lump-sum payment shall be calculated by assuming that the Bank or the Company would have paid 25% of the cost of retiree medical premium payments until the Officer's attainment of age 65. For purposes of determining the amount of any lump-sum payment to the Officer under this paragraph, amounts that the Bank or the Company would have paid for retiree medical premium payments shall be determined by assuming that the Company's Health Care Plan premium costs would increase at the rate of 7% per year.
    For purposes of determining the lump-sum payment of retiree medical premium payments and cash equivalency or medical benefit coverage to be provided to the Officer pursuant to this Agreement, such amounts or benefits shall include coverage for the Officer's spouse, provided that the Officer's spouse was covered by the Health Care Plan immediately prior to the Change in Control.

         2.6 NON-COMPETE PROVISIONS. In the event of the termination of the Officer's employment following a Change in Control, and the Officer becomes entitled to compensation and benefit payments under Section 2.5 of this Agreement, the Officer agrees not to compete with the Company, pursuant to the following terms and conditions.

         For the period of twelve months from and after the date of such termination of employment following the Change in Control, the Officer shall not engage in any employment activity or directly or indirectly own (except for passive investments in which the Officer owns less than a 50% ownership interest), manage, operate, control or be employed by, participate in or be connected in any manner with the ownership, operation or control of any business that provides commercial, retail or mortgage lending services or sells financial products or services, which are competitive with or substantially similar to the commercial, retail, mortgage, trust, investment or insurance services or products of the Company, its subsidiaries and other affiliates, at any location in the state of Florida.

         If any court shall determine that the duration or geographical limit of any restriction contained in this covenant not to compete (the "Covenant") is unenforceable under applicable law, this Covenant shall not thereby be terminated, but shall be deemed amended to the extent required to render it valid and enforceable, such amendment to apply only with respect to the operation of the Covenant in the jurisdiction of the Court that has made such determination.

         Other than amendments that are deemed to be made pursuant to the preceding paragraph of this Agreement, no change or modification of this Covenant shall be valid unless the same be in writing and signed by the Bank, the Company and Officer.

         Upon a breach by Officer of this Covenant, the Company shall be entitled to recover, as liquidated damages, one times the greater of the Officer's annual base salary in effect on the date of the Officer's termination of employment or the Officer's base salary in effect immediately prior to the date of the Change in Control. This amount shall be deducted from the payments due to the Officer pursuant to Section 2.5(b) of this Agreement. In the event that all payments pursuant to Section 2.5(b) have been made to the Officer, the Officer shall pay the aforementioned amount to the Company.

         If any legal action or proceeding is brought for the enforcement of this Covenant, or because of an alleged dispute, breach, default or misrepresentation in connection with this Covenant, the successful or prevailing party in such action shall be entitled to recover reasonable attorneys' fees and costs connected with such action or proceeding in addition to all other recovery or relief.

         2.7 TIMING OF PAYMENTS. All salary payments to be made by the Bank or the Company pursuant to Section 2.5(b)(i) shall be made in monthly installments during the Continuation Period, on the first day of each month following the Officer's termination of employment. Prior to the commencement of such payments, the Officer may elect to receive any or all such salary payments in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. The Officer's election to receive a lump-sum payment of salary payments shall not affect in any way the Officer's right to receive, or the calculation of, other benefits payable to the Officer. All other payments to be made in cash pursuant to Section 2.5(b) shall be paid in a single lump-sum payment, payable within sixty days following the Officer's termination of employment. Any lump-sum payment to be made to the Officer shall be equal to the present value of the payments otherwise payable to the Officer, using an interest rate assumption equal to the annual, short-term, adjusted applicable federal interest rate, as determined for the month during which the lump-sum payment is made pursuant to Section 1274(d) of the Internal Revenue Code of 1986, except that the lump-sum payment of any nonqualified retirement benefit (other than benefits from the Company Supplemental Savings Plan or Reserve Plus Retirement Savings Plan) payable to the Officer shall be calculated pursuant to the actuarial assumptions of the Company Employees' Retirement Plan in effect on the date the Officer's employment is terminated. The Bank or the Company shall withhold any applicable income and employment taxes from any amounts payable to the Officer pursuant to this Agreement.

         2.8 CHANGE IN CONTROL DEFINED. A Change in Control of the Company shall have occurred:

              (a) on the fifth day preceding the scheduled expiration date of a tender offer by, or exchange offer by any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries), to acquire Voting Stock of the Company if:

                   (i)  after giving effect to such offer such
                        corporation, person, other entity or group would own 25% or more of the Voting Stock of the Company;

                   (ii) there shall have been filed documents with
                        the Securities and Exchange Commission in connection therewith (or, if no such filing is required, public evidence that the offer has already commenced); and

                   (iii) such corporation, person, other entity or group has secured all required regulatory approvals to own or control 25% or more of the Voting Stock of the Company;

              (b) if the shareholders of the Company approve a definitive agreement to merge or consolidate the Company with or into another corporation in a transaction in which neither the Company nor any of its wholly owned subsidiaries will be the surviving corporation, or to sell or otherwise dispose of all or substantially all of the Company's assets to any corporation, person, other entity or group (other that the Company or any of its wholly owned subsidiaries), and such definitive agreement is consummated;

              (c) if any corporation, person, other entity or group (other than the Company or any of its wholly owned subsidiaries) becomes the Beneficial Owner (as defined in the Company's Articles of Incorporation) of stock representing 25% or more of the Voting Stock of the Company; or

              (d)  if during any period of two consecutive years
                   Continuing Directors cease to comprise a majority of the Company's Board of Directors.

              The term "Continuing Director" means:

              (a) any member of the Board of Directors of the Company at the beginning of any period of two consecutive years; and

              (b) any person who subsequently becomes a member of the Board of Directors of the Company; if

                   (i) such person's nomination for election or election to the Board of Directors of the Company is recommended or approved by resolution of a majority of the Continuing Directors; or

                   (ii) such person is included as a nominee in a
                        proxy statement of the Company distributed when a majority of the Board of Directors of the Company consists of Continuing Directors.


              "Voting Stock" shall mean those shares of the Company entitled to vote generally in the election of directors.

         2.9 NO OBLIGATION TO REIMBURSE FOR TAXES. The Bank and the Company shall not be obligated to reimburse the Officer due to the Officer's liability to pay any applicable federal or state income, employment or excise taxes which result from any payments made pursuant to this Agreement.

         2.10 OFFICER'S COSTS OF ENFORCEMENT.  The Bank or the
    Company shall pay all expenses of the Officer, including but not limited to attorney fees, incurred in enforcing payments by the Bank or the Company pursuant to this Agreement.

         2.11 REDUCTION OF SALARY PAYMENTS. If payments or benefits under this Agreement, after taking into account all other payments or benefits to which the Officer is entitled from the Bank and the Company (and which are in whole or in part considered contingent upon a Change in Control), are expected to result in an excise tax to the Officer or the loss of certain tax deductions by the Bank or the Company by reason of Sections 280G and 4999 of the Internal Revenue Code of 1986 or any successor provisions to those Sections, salary payments under Section 2.5(b)(i) shall be reduced by the least amount required to avoid such excise tax and loss of deductions unless the failure to reduce such salary payments would be financially beneficial to the Officer. The failure to reduce such salary payments will be financially beneficial to the Officer if it results in an after-tax value to the Officer of all payments and benefits referenced in the preceding sentence, despite the application of the excise tax and income tax, which value is greater than the after-tax value the Officer would realize if salary payments were reduced to avoid the application of the excise tax. If the Officer and the Company shall disagree as to whether a payment under this Agreement could result in the loss of a deduction, the matter shall be resolved by an opinion of Howard & Howard Attorneys, or if Howard & Howard Attorneys is unable to provide such an opinion, counsel selected by the Company, and agreed to by the Officer. Counsel's opinion need not be unqualified. The Company shall choose a consulting firm, agreed to by the Officer, which shall provide counsel with a determination of the base amount and excess parachute payments, as such terms are defined by
    Section 280G of the Code or its successor. Counsel's opinion shall be based on these determinations. The Company or the Bank shall pay the fees and expenses of such counsel and consulting firm, and shall make available such information as may be reasonably requested by such counsel and consulting firm to prepare the opinion. If the maximum amount payable to the Officer pursuant to this Section 2.11 cannot be determined prior to the due date for such payment, the Bank or the Company shall pay on the due date the minimum amount which it in good faith determines to be payable, and shall pay the remaining amount as soon as practicable after such remaining amount is determined.

                                SECTION 3
                              MISCELLANEOUS

         3.1 ASSIGNMENT OF OFFICER'S RIGHTS. The Officer may not assign, pledge or otherwise transfer any of the benefits of this Agreement either before or after termination of employment, and any purported assignment, pledge or transfer of any payment to be made by the Bank or the Company hereunder shall be void and of no effect. No payment to be made to the Officer hereunder shall be subject to the claims of creditors of the Officer.

         3.2 AGREEMENTS BINDING ON SUCCESSORS. This Agreement shall be binding and inure to the benefit of the parties hereto and their respective successors, assigns, personal representatives, heirs, legatees and beneficiaries.

         3.3 NOTICES. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by first class mail to the Officer or the Company at his or its address as set forth above, or to such other address of which either the Officer or the Company shall notify the other in writing.

         3.4 WAIVER OF BREACH. The waiver by any party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach by the Officer, the Bank or the Company.

         3.5 ENTIRE AGREEMENT. This Agreement contains the entire understanding of the parties. It may be modified or amended only by an agreement in writing signed by the party or parties against whom enforcement of any change or amendment is sought.

         3.6 SEVERABILITY OF PROVISIONS. If for any reason any paragraph, term or provision of this Agreement is held to be invalid or unenforceable, all other valid provisions herein shall remain in full force and effect and all paragraphs, terms and provisions of this Agreement shall be deemed to be severable in nature.

         3.7 GOVERNING LAW. This Agreement is made in, and shall be governed by, the laws of the State of Michigan.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first set forth above.



                                            Officer

                                       FIRST OF AMERICA BANK
                                       CORPORATION
    Attest:

                   By:
    Secretary
                                       Its:

                                       FIRST OF AMERICA BANK-
                                       FLORIDA, FSB
    Attest:

                   By:
    Secretary
                                       Its:





                              APPENDIX A TO
                     MANAGEMENT CONTINUITY AGREEMENT
                              _____________


                                                        Salary as of
                                                         Effective
     Officer               Title                            Date
     ----------------      ----------------------       ------------


     Lee J. Cieslak        Chairman and Chief             $179,000
                           Executive Officer,
                           First of America Bank-
                           Florida, FSB
