Form 10-Q
period 1995-06-30
FIRST OF AMERICA BANK CORP /MI/
filed 1995-08-04
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended                  Commission File No.
             June 30, 1995                          1-10534


                FIRST OF AMERICA BANK CORPORATION
      (Exact name of Registrant as specified in its Charter)


               Michigan                           38-1971791
    (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan           49007
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

                 Class                          Outstanding at
             Common Stock,                       July 31, 1995
             $10 Par Value                        63,243,124





                FIRST OF AMERICA BANK CORPORATION

                              INDEX


    PART I.  FINANCIAL INFORMATION                     Page
                                                        No.

         Consolidated Balance Sheets (Unaudited),
         June 30, 1995  and December 31, 1994 . . .      1

         Consolidated Statements of Income
         (Unaudited) - Three and Six Months Ended
         June 30, 1995 and 1994 . . . . . . . . . .      2

         Consolidated Statements of Cash Flows
         (Unaudited) - Six Months Ended June 30,
         1995 and 1994  . . . . . . . . . . . . . .      3

         Notes to Consolidated Financial Statements
         (Unaudited)  . . . . . . . . . . . . . . .      4

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . .      6



    PART II.  OTHER INFORMATION . . . . . . . . . .     17





                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                              June 30,      December 31,
($ in thousands)                                                1995            1994
- ----------------------------------------                    ------------    ------------
ASSETS
Cash and due from banks                                    $  1,124,918       1,060,788
Federal funds sold and other short term investments             121,278          55,271
Securities:
     Held to maturity, market value of $2,900,535 at
          June 30, 1995 and $2,942,793 at Dec. 31, 1994       2,931,061       3,112,876
     Available for sale, amortized cost of $2,332,922 at
          June 30, 1995 and $2,694,929 at Dec. 31, 1994       2,341,657       2,587,626
Loans (net of unearned income):
     Consumer                                                 4,970,865       5,799,025
     Commercial                                               2,502,083       2,344,969
     Commercial real estate                                   3,563,841       3,423,268
     Residential real estate                                  5,341,963       5,237,400
     Loans held for sale                                        116,883          30,196
                                                            ------------    ------------
          Total loans                                        16,495,635      16,834,858
     Less:  Allowance for loan losses                           235,939         228,115
                                                            ------------    ------------
          Net loans                                          16,259,696      16,606,743
Premises and equipment, net                                     470,293         476,165
Other assets                                                    639,220         669,233
                                                            ------------    ------------
          Total assets                                     $ 23,888,123      24,568,702
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing                                  $  2,891,781       2,810,203
     Interest bearing                                        16,638,942      17,390,063
                                                            ------------    ------------
          Total deposits                                     19,530,723      20,200,266
Securities sold under repurchase agreements                     556,267         583,184
Other short term borrowings                                   1,133,046       1,299,555
Long term debt                                                  670,484         681,236
Other liabilities                                               267,728         225,573
                                                            ------------    ------------
          Total liabilities                                  22,158,248      22,989,814
                                                            ------------    ------------
SHAREHOLDERS' EQUITY
Common equity                                                 1,729,875       1,578,888
                                                            ------------    ------------
          Total liabilities and shareholders' equity       $ 23,888,123      24,568,702
                                                            ============    ============
See accompanying notes to consolidated financial statements.

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                 June 30,
                                                ------------------------      -----------------
($ in thousands, except per share data)           1995           1994          1995        1994
- -------------------------------------           ---------      ---------     --------   ---------
INTEREST INCOME
    Loans and fees on loans                   $   378,265       306,190       749,190    600,889
    Investment securities                          81,376        80,987       165,736    148,019
    Other interest income                             999           487         2,107      1,196
                                                 ---------     ---------     ---------  ---------
       Total interest income                      460,640       387,664       917,033    750,104
                                                 ---------     ---------     ---------  ---------
INTEREST EXPENSE
      Deposits                                    181,808       133,434       358,379    258,088
      Short term borrowings                        32,022        13,477        61,069     19,651
      Long term debt                               12,436         5,963        25,071     10,594
                                                 ---------     ---------     ---------  ---------
       Total interest expense                     226,266       152,874       444,519    288,333
                                                 ---------     ---------     ---------  ---------
NET INTEREST INCOME                               234,374       234,790       472,514    461,771
Provision for loan losses                          22,000        22,501        42,510     43,109
                                                 ---------     ---------     ---------  ---------
    NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                  212,374       212,289       430,004    418,662
                                                 ---------     ---------     ---------  ---------
NON-INTEREST INCOME
    Service charges on deposit accounts            25,124        22,292        49,434     42,600
    Investment securities transactions, net            81         1,216        (1,382)     8,715
    Trust and financial services revenue           23,346        20,657        45,034     40,970
    Bank card revenue                              12,017        10,224        21,881     19,718
    Mortgage banking revenue                       10,917         4,839        15,499     13,764
    Other operating income                         12,065        10,587        22,686     20,649
                                                 ---------     ---------     ---------  ---------
       Total non-interest income                   83,550        69,815       153,152    146,416
                                                 ---------     ---------     ---------  ---------
NON-INTEREST EXPENSE
    Personnel                                     110,795       108,873       226,155    213,495
    Occupancy, net                                 15,052        14,504        31,370     29,840
    Equipment                                      14,548        13,758        29,247     26,763
    Outside data processing                         4,679         4,691         9,474      8,950
    Amortization of intangibles                     5,367         4,049        10,620      6,610
    Other operating expense                        58,555        58,525       116,715    116,600
                                                 ---------     ---------     ---------  ---------
       Total non-interest expense                 208,996       204,400       423,581    402,258
                                                 ---------     ---------     ---------  ---------
INCOME BEFORE TAXES                                86,928        77,704       159,575    162,820
Income tax expense                                 30,342        24,500        55,600     51,296
                                                 ---------     ---------     ---------  ---------
NET INCOME                                    $    56,586        53,204       103,975    111,524
                                                 =========     =========     =========  =========

PER COMMON AND COMMON
    EQUIVALENT SHARE                          $      0.89          0.88          1.64       1.86

See accompanying notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                   ------------------------
($ in thousands)                                                      1995          1994
- ------------------------------                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          103,975      111,524
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     23,811       22,078
     Provision for loan losses                                         42,510       43,109
     Provision for deferred taxes                                      (1,538)        (962)
     Amortization of intangibles                                       10,620        6,610
     (Gain) loss on the sale of securities available for sale          (2,074)      (8,715)
     (Gain) loss on the sale of mortgage loans held for sale           (9,182)      (8,036)
     (Gain) loss on the sale of other assets                           (1,689)        (100)
     Proceeds from the sales of mortgage loans held for sale          259,194      764,448
     Net other decrease (increase) in mortgage loans held for sale   (336,699)    (461,393)
   Change in assets and liabilities net of acquisitions:
     (Increase)decrease in interest and other
          income receivable                                           (22,203)      25,919
     (Increase)decrease in other assets                               (19,418)      26,085
     Increase(decrease) in taxes payable                               22,818       (7,866)
     Increase(decrease) in interest and
          other expense payable                                       102,512      (10,940)
     Increase(decrease) in other liabilities                         (102,692)     (47,669)
                                                                    ----------   ----------
   NET CASH FROM OPERATING ACTIVITIES                                  69,945      454,092
                                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities held
        to maturity                                                   194,570      258,041
   Purchases of investment securities held to maturity                (95,987)  (1,533,748)
   Proceeds from the sale of securities available for sale            453,009    1,256,745
   Proceeds from the maturities of securities available for sale      232,458      600,761
   Purchases of securities available for sale                        (241,944)  (1,426,457)
   Proceeds from the securitization of loans                          498,588            0
   Net other (increase) decrease in loans & leases                   (107,364)    (922,462)
   Premises and equipment purchased                                   (52,890)     (42,638)
   Proceeds from the sale of premises and equipment                    36,640        2,071
   (Acquisition)/sale of affiliates, net of cash acquired                 373      319,316
                                                                    ----------   ----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                          917,453   (1,488,371)
CASH FLOWS FROM FINANCING ACTIVITIES:                               ----------   ----------

   Net increase(decrease) in short term deposits                     (416,788)     134,108
   Net increase(decrease) in time deposits                           (252,755)      35,105
   Net increase(decrease) in short term borrowings                   (193,426)     818,291
   Proceeds from issuance of long term debt                            25,004      231,000
   Repayments of long term debt                                       (33,301)     (74,504)
   Proceeds from issuance of common stock                               1,015          177
   Payments for purchase and retirement of common stock                     0      (75,896)
   Dividends paid                                                     (53,017)     (47,619)
                                                                    ----------   ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                         (923,268)   1,020,662
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                ----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       64,130      (13,617)
                                                                    1,060,788      903,517
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          ----------   ----------
                                                                    1,124,918      889,900
See accompanying notes to consolidated financial statements.        ==========   ==========

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


NOTE 2: NON-PERFORMING ASSETS

                                            June 30,
                                   -------------------------
(in thousands)                        1995            1994
- -----------------------------      -----------     ---------

Non-accrual loans                   $  104,277       116,103

Restructured loans                       4,726         9,686

Other real estate owned                 33,376        42,467
                                    -----------     ---------
Total non-performing assets          $ 142,379       168,256
                                   ============    ==========


NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      ------------------       -----------------
(in thousands)                         1995        1994         1995      1994
- -------------------                  -------     -------      -------    -------
Balance, beginning of period         $230,524     194,745     228,115    188,664
Provision charged against income       22,000      22,501      42,510     43,109
Recoveries                             14,076       9,632      26,906     18,305
Loans charged off                     (30,661)    (24,607)    (61,592)   (47,807)
Allowance of acquired/(sold) banks         --       2,194          --      2,194
                                     ---------   ---------    --------   --------
Balance, end of period               $235,939     204,465     235,939    204,465
                                     =========   =========    ========   ========

On January 1, 1995, First of America adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." First of America's non-performing loan policies, which address nonaccrual and restructured loans, meet the definitions set forth for "impaired loans" in Statement No. 114. Therefore, commercial and commercial mortgage loans meeting the definition of nonaccrual and restructured are reported as impaired loans for disclosure purposes.

On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of Statement No. 114. This resulted in an allowance for impaired loan losses of $17.4 million which was transferred from the general allowance. At June 30, 1995, the recorded investment in loans considered to be impaired under Statement No. 114 was $81.0 million with an average recorded investment in impaired loans during the quarter of approximately $79.7 million. Included in the impaired loans total were $32.9 million of impaired loans for which the related specific allowance for loan losses was $14.9 million. The remaining $46.8 million of impaired loans did not require a specific allowance for loan losses according to Statement No.
114. For the quarter, First of America recognized interest income on impaired loans of $920 thousand.



NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

At June 30, 1995 and 1994, there were 63,242,491 and 59,171,456 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.

                                   Three Months Ended              Six Months Ended
                                        June 30,                       June 30,
                               --------------------------     -------------------------

                                    1995           1994           1995          1994
                               -------------    ----------     ----------    ----------

Average common and common
equivalents shares outstanding     63,420,197  60,141,900     63,377,736     59,957,182


NOTE 5: MERGERS AND ACQUISITIONS

                                        Date of         Total Assets       Financial
($ in thousands)                      Acquisition         Acquired      Reporting Value
- ---------------------------------  ----------------     -----------     --------------

Underwriting Consultants, Inc.     February 1, 1995     $   1,256                 --
New England Trust Company          January 1, 1995          1,576              1,092
Presidential Holding Corporation   December 31, 1994      256,352              6,714
F&C Bancshares, Inc.               December 31, 1994      379,791             35,064
First Park Ridge Corporation       October 1, 1994        327,391             75,890
LGF Bancorp, Inc.                  May 1, 1994            412,336             61,902
Goldome Federal Savings Bank       April 15, 1994         376,858             60,015
(Florida offices)

Item 2.   Managements' Discussion and Analysis of Financial
          Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

Summary:    The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three and six months ended
            June 30, 1995, compared with the corresponding 1994 periods.  The bracketed amounts represent decreases.


                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                                  1995   vs    1994              1995    vs    1994
                                              ------------------------        ------------------------
($ in thousands)                                 Change       Percent           Change       Percent
- -----------------------------                  ---------     ---------         ---------    ---------
Interest and fee income on loans             $    72,075          23.5 %    $    148,301         24.7 %
Interest income on investments                       389           0.5            17,717         12.0
Interest income on federal funds sold and
   other short term investments                      512         105.1               911         76.2
                                                ---------     ---------         ---------    ---------
   Total interest income                          72,976          18.8           166,929         22.3
                                                ---------     ---------         ---------    ---------
Interest expense on deposits                      48,374          36.3           100,291         38.9
Interest expense on borrowed funds                25,018         128.7            55,895        184.8
                                                ---------     ---------         ---------    ---------
   Total interest expense                         73,392          48.0           156,186         54.2
                                                ---------     ---------         ---------    ---------
Net interest income                                 (416)         (0.2)           10,743          2.3
Provision for loan losses                           (501)         (2.2)             (599)        (1.4)
Non-interest income                               13,735          19.7             6,736          4.6
Non-interest expense                               4,596           2.2            21,323          5.3
                                                ---------     ---------         ---------    ---------
   Income before tax expense                       9,224          11.9            (3,245)        (2.0)
Applicable income tax expense                      5,842          23.8             4,304          8.4
                                                ---------     ---------         ---------    ---------
   Net income                                $     3,382           6.4 %    $     (7,549)        (6.8)%
                                                =========     =========         =========    =========



HIGHLIGHTS

Net income for the second quarter was $56.6 million, up 6.4 percent from $53.2 million a year ago. Earnings per share for the quarter were $0.89 per share, up 1.1 percent from the 0.88 reported for the second quarter of 1994 and up 18.7 percent from the first quarter of 1995. The earnings for the quarter were a result of higher fee income and lower operating costs offsetting $6.6 million in restructuring charges and a lower net interest margin. Year-to-date income was $104.0 million, or $1.64 per share, and $111.5 million, or $1.86 per share, for 1994.

Return on average assets for the quarter and year-to-date periods was 0.94 percent and 0.86 percent compared with 0.96 percent and
1.04 percent a year ago. Return on average equity for the same periods was 13.49 percent and 12.79 percent compared with 13.92 percent and 14.69 percent.

Total assets were $23.9 billion, up 3.5 percent from a year ago. Total loans increased 8.4 percent from a year ago and total deposits increased 2.1 percent. All three categories increased mainly due to acquisitions completed since June 30, 1994. Excluding acquisitions and the $500 million credit card securitization, discussed later in this report, loans would have increased 7.8 percent. Excluding acquisitions, deposits would have decreased 2.1 percent.

INCOME ANALYSIS - SECOND QUARTER AND YEAR-TO-DATE COMPARISON

Net interest income (FTE) decreased slightly over the year ago quarter and increased 2.2 percent for the year-to-date periods. The higher level of average earning assets offset the lower year-to-date margin. The current quarter's net interest margin was down from a year ago, 4.26 percent compared with 4.65 percent, but was basically level with the first quarter margin of 4.29 percent. The year-to-date net interest margin was 4.28 percent compared with 4.73 percent a year ago. The lower margins for 1995 were the result of the rapidly rising interest rate environment during 1994 and the acquisitions completed during 1994. The acquisitions, primarily thrifts, combined to lower the 1995 quarter and year-to-date margins by approximately 11 basis points and 14 basis points, respectively. Table 1 provides detail on the yields earned on interest earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

The provision for loan losses was slightly lower than a year ago for both periods. As a percent of average assets, the quarterly provision decreased to 0.37 percent compared with 0.41 percent in the second quarter of 1994. As a percent of average loans, net charge-offs were level, representing 0.39 percent and 0.42 percent for the current year periods compared with 0.41 percent for both 1994 periods. Charge-offs and recoveries by type are detailed in Table 3.

Total non-interest income was up 19.7 percent for the quarter and
4.6 percent year-to-date over 1994. Included in the current year results were a $4.1 million gain from the sale of certain mortgage servicing rights and $1.3 million additional gain from the adoption of Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65." Service charges on deposit accounts increased 12.7 percent over the 1994 second quarter and 16.0 percent for the six month period.

Traditional trust fees were up 9.9 percent for the quarter and
9.0 percent year-to-date. The managed assets upon which these fees are based were up 20.0 percent from a year ago, totalling $14.8 billion. The increase in assets under management was a result of the rising market values of securities and the January 1, 1995 acquisition of the New England Trust Company which had over $600 million in assets under management. Other financial services revenue was up 22.2 percent and 12.5 percent over the year ago periods.

Mortgage banking revenue, including the gain on the sale of mortgage servicing rights, increased 125.6 percent and 12.6 percent for the comparable periods. Mortgage servicing income increased 6.7 percent for the quarter and 10.3 percent year-to-date. At June 30, 1995, the servicing portfolio for outside investors was $3.0 billion, down from $3.2 billion a year ago, primarily due to the sale of servicing. Loan originations at $421 million, lagged last year's second quarter total of $598 million, but increased 29.1 percent over the $326 million originated during the first quarter of 1995.

Credit card fees, including servicing fees on securitized receivables, increased 17.5 percent and 11.0 percent. During June, First of America securitized $500 million in credit card receivables. This transaction lowered net interest income after the provision for loan losses by $1.6 million, but added $1.4 million of non-interest servicing fees. The net interest margin for the quarter was reduced by approximately two basis points due to this transaction. The estimated full year, or twelve month, impact on the net interest margin would be 13 basis points. The managed credit card portfolio, which included securitized receivables, was $1.3 billion at June 30, 1995, up 5.7 percent from the $1.2 billion last year.

Total non-interest expense included $6.6 million in restructuring costs related to First of America's internal restructuring during the second quarter and $12.6 million year-to-date. First of America's restructuring costs to date totalled $16.5 million, which includes $3.9 million recorded during the fourth quarter of 1994. First of America does not expect to record any material restructuring charges during the remainder of 1995. Full time equivalent employees (FTEs) have been reduced from 14,094 at the end of August, 1994, to 12,759 at June 30, 1995. The lower FTE number has been achieved even with the 303 FTEs added from the acquisitions of First Park Ridge Corporation, F&C Bancshares, Inc. and Presidential Holding Corporation since last August.
Also as part of the restructuring, First of America has closed or sold 29 branches.

Total non-interest expense, excluding restructuring charges, decreased one percent from the second quarter of 1994 and three percent from the first quarter of 1995. Year-to-date, non-interest expense increased 2.2 percent excluding the $12.6 million in restructuring costs. The impact of the restructuring was reflected by improvements in the following expense ratios. Excluding severance costs, personnel costs as a percent of average assets, annualized, were 1.76 percent and 1.79 percent for the 1995 second quarter and year-to-date periods. These ratios compare favorably to the year ago ratios of 1.96 percent and 2.00 percent, respectively.

The burden ratio, excluding restructuring costs, was 1.97 percent for the quarter and 2.14 percent year-to-date. The comparable 1994 ratios were 2.43 percent and 2.39 percent. The efficiency ratio, excluding restructuring costs, over the quarter and year-to-date periods was 63.63 percent and 64.85 percent compared with
66.23 percent and 65.22 percent for 1994. The lower 1995 net interest margin continues to negatively impact the efficiency ratio.

ASSET QUALITY AND CREDIT RISK PROFILE

First of America's loan portfolio has no significant industry concentrations of credit, thereby minimizing credit risk exposure. Also minimizing credit risk are First of America's conservative lending policies and loan review process. In addition, First of America's loan customers are largely consumers, individual homeowners and small to mid-sized businesses. At June 30, 1995, the loan portfolio was made up of residential mortgages (33.1 percent), consumer loans (30.1 percent), commercial mortgages (21.6 percent) and commercial loans (15.2 percent).

Total non-performing assets, which include non-accrual loans, renegotiated loans and other real estate owned, totalled $142.4 million, or 0.86 percent of total loans plus other real estate owned. This compared favorably with $168.3 million, or 1.10 percent, reported at June 30, 1994. The primary improvement was in commercial mortgage non-accrual loans which decreased $20.0 million from a year ago. The allowance for loan losses as a percent of total loans and the allowance coverage of non-performing loans both improved from a year ago. Tables 3 and 4 provide further detail on non-performing and 90 day past due loans as well as charge-offs and recoveries by loan category.


FUNDING, LIQUIDITY AND INTEREST RATE RISK

First of America continues to monitor appropriate interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital and the sale of assets. First of America relies primarily upon core deposits for its liquidity. At June 30, 1995, core deposits equalled 95.2 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

During June 1995, First of America securitized $500 million in credit card receivables through the First of America Credit Card Master Trust, Series 1995-1. The proceeds from this transaction were used for general corporate purposes. This transaction has been recorded as a sale in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." First of America recorded no gain or loss at the time of sale. The associated net servicing fees are recognized monthly over the life of the transaction on an accrual basis and are included in credit card fee income in the statements of income.

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

At December 31, 1994, First of America adopted the provisions of Financial Accounting Standards Board Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." To manage interest rate sensitivity First of America and its subsidiaries have entered into interest rate swaps as a hedge against certain debt and deposit liabilities, as detailed in the table below. The contracts represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current earnings.

Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. The following table outlines First of America's outstanding interest rate swaps at June 30, 1995.

INTEREST RATE SWAPS

($ in thousands)
                                                                                                    Net Interest Income
                                                     Weighted         Average          Average        Impact for the
                           Notional  Fair Market      Average      Rate Received      Rate Paid      Six Months Ended
Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed        June 30,
- ------------------------  ---------  ------------ --------------  ---------------  --------------- ---------------------
Rising Rate CD                   --            --             --         --              --                       (1,158)
Market Rate CDs *            22,066         1,455            6.0         --              --                         (562)
FHLB Advance                     --             --            --         --              --                           25
FirstRate Fund deposits      12,000           (40)          14.0   6.06%/variable    6.03/fixed                        2
Bank notes                   30,000            41            6.6   6.08%variable     5.88/fixed                       29
Long term debt               95,000        (1,700)          18.4    5.10%/fixed     6.19/variable                   (580)
- ------------------------   ---------  ------------ -------------- ---------------  ---------------  ---------------------
     Total                 $159,066          (110)          14.1                                                 $(2,244)
========================= ========== ============= ==============                                  ======================
* This represents a basis swap.



At June 30, 1995, First of America had $1.6 million in deferred swap losses from sales and terminations that are being amortized into earnings over the remaining life of the hedged liabilities. At June 30, 1994, outstanding swaps totalled $830.1 million in notional amounts which added $989 thousand to net interest income for the six months ended June 30, 1994. At December 31, 1994, First of America had interest swap agreements totalling $707.8 million in notional amounts which had a replacement value of a negative $17.2 million.



At June 30, 1995, First of America also had outstanding interest rate cap agreements with notional amounts totalling $125 million, which were designated to certain FirstRate Fund deposits. Interest rate caps are agreements to make/receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. First of America also utilizes interest rate caps to manage its interest rate risk. First of America had no outstanding interest rate cap agreements at June 30, 1994.

The difference between rate sensitive assets and liabilities, including the impact of off-balance sheet interest rate swaps, is presented in Table 5. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models, using various interest rate shock scenarios, show that less than one percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk position than the GAP tables.

At June 30, 1995, Securities Held to Maturity totalled $2.9 billion, with a resulting net unrealized loss of $30.5 million. This compares with a net unrealized loss in the Held to Maturity portfolio a year ago of $82.1 million. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," Securities Available for Sale are carried at market which totalled $2.3 billion at June 30, 1995. The $8.7 million net unrealized gain in Available for Sale securities resulted in a corresponding, after tax market value adjustment to equity of $5.6 million. At December 31, 1994, the negative adjustments to securities and equity from the Securities Available for Sale portfolio were $107.3 million and $92.3 million, respectively.

CAPITAL STRENGTH

Total shareholders' equity increased 13.7 percent from a year ago to $1.7 billion at June 30, 1995. The increase in equity is due to net earnings retention, $118.8 million of equity issued in acquisitions and the positive $25.7 million change in the FAS 115 adjustment offsetting a $47.7 million reduction due to the stock repurchase program. The book value per share rose to $27.35 from the $25.71 reported a year ago.

First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at June 30, 1995 was 12.53 percent, the tier I ratio was 9.09 percent and the tier I leverage ratio was 6.27 percent.



IN CONCLUSION

First of America is in the process of completing the internal restructuring which it began in the third quarter of 1994. Its affiliate banks have been merged into one bank in each state of operation and all the material restructuring charges have been incurred. Cost improvements and the absence of restructuring charges should be reflected in improving expense ratios and profitability ratios during the remainder of 1995.

TABLE 1
                                         CONSOLIDATED YIELD ANALYSIS (a)

                                              1995                                  1994
                                        ----------------    ---------------------------------------------------
                                       2nd Qtr.  1st Qtr.      4th Qtr.       3rd Qtr.    2nd Qtr.     1st Qtr.
                                       Jun. 30    Mar. 31       Dec. 31       Sept. 30     June 30     Mar. 31
                                       --------  --------      --------       --------    --------     --------
Average Prime Rate (b)                     9.0 %      8.9             8.1          7.5         6.9          6.0

EARNING ASSETS
Money Market Investments                  5.96 %     5.18            3.77         3.51        2.83         2.95

U.S. Government and agencies
securities                                5.90       5.90            5.81         5.70        5.61         5.45
State and municipal securities            8.94       8.71            8.57         8.73        8.43         7.56
Other securities                          6.33       5.32            6.21         6.16        6.00         6.40
                                       --------   --------        --------     --------    --------     --------
   Total securities                       6.06       6.08            5.98         5.89        5.79         5.67
                                       --------   --------        --------     --------    --------     --------
Consumer loans                            9.83       9.58            9.19         9.14        8.98         9.29
Commercial loans                          9.33       9.25            8.70         8.32        7.99         7.48
Commercial real estate loans              9.40       9.35            8.99         8.69        8.47         8.24
Residential real estate loans             7.95       7.84            7.76         7.71        7.66         7.79
                                       --------   --------        --------     --------    --------     --------
   Total loans                            9.06       8.95            8.65         8.51        8.36         8.39
                                       --------   --------        --------     --------    --------     --------
Total earning assets                      8.32 %     8.20            7.94         7.77        7.63         7.66
                                       ========   ========        ========     ========    ========     ========

INTEREST-BEARING LIABILITIES
Time deposits:
   CD's - less than 12 months             5.19 %     4.79            4.46         4.20        4.29         4.28
   CD's - 12 months or more               5.55       5.26            4.79         4.55        4.43         4.56
   CD's - $100,000 or more                6.10       5.72            5.05         4.53        3.71         3.30
   Other time deposits                    5.71       5.46            5.27         5.17        5.07         5.02

Other core deposits:
   Savings deposits and NOW               1.71       1.70            1.84         1.49        1.49         1.55
   Money market savings and checking      3.98       4.01            3.39         3.06        2.50         2.17
                                       --------   --------        --------     --------    --------     --------
      Total deposits                      4.35       4.16            3.81         3.51        3.31         3.24
                                       --------   --------        --------     --------    --------     --------
Short term borrowings                     6.09       5.96            5.32         4.71        4.13         3.38
Long term debt                            7.53       7.66            7.15         6.78        6.86         7.02
                                       --------   --------        --------     --------    --------     --------
   Total borrowed funds                   6.44       6.39            5.93         5.23        4.70         4.35
                                       --------   --------        --------     --------    --------     --------
Total interest-bearing liabilities        4.65 %     4.45            4.06         3.72        3.44         3.31
                                       ========   ========        ========     ========    ========     ========

NET INTEREST MARGIN
Interest income to average earning
assets                                    8.32 %     8.20            7.94         7.77        7.63         7.66
Interest expense to average earning
assets                                    4.06 %     3.91            3.55         3.26        2.98         2.85
Net interest margin                       4.26 %     4.29            4.39         4.51        4.65         4.81

(a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
(b)  The First National Bank of Chicago Corporate Base Rate.

TABLE 2
                                           ANALYSIS OF NET INTEREST INCOME

                                                   Second Quarter 1995 Versus        Second Quarter 1995 Versus
($ in thousands)                                      Second Quarter 1994                  First Quarter 1995
- ------------------------------                --------------------------------     --------------------------------
CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
INCREASE (DECREASE):                            Change     Volume       Rate       Change      Volume        Rate
                                               -------     -------    -------      -------     -------      -------
INTEREST INCOME
            Loans (FTE)                      $  72,589      45,488     27,101        7,431        (164)       7,595
            Taxable securities                   1,284      (2,813)     4,097       (2,721)     (2,856)         135
            Tax exempt securities (FTE)         (1,475)     (1,440)       (35)        (565)       (382)        (183)
            Money market investments               512         (11)       523         (109)       (265)         156
                                                -------     -------    -------      -------     -------      -------
Total Interest Income                           72,910      41,224     31,686        4,036      (3,667)       7,703
                                                -------     -------    -------      -------     -------      -------

INTEREST EXPENSE
            Interest-bearing deposits           48,374       4,824     43,550        5,237      (4,956)      10,193
            Short term borrowings               18,545      10,439      8,106        2,975       2,105          870
            Long term borrowings                 6,473       5,835        638         (199)       (123)         (76)
                                                -------     -------    -------      -------     -------      -------
Total Interest Expense                          73,392      21,098     52,294        8,013      (2,974)      10,987
                                                -------     -------    -------      -------     -------      -------
Change in net interest income (FTE)          $    (482)     20,126    (20,608)      (3,977)       (693)      (3,284)
                                                =======     =======    =======      =======     =======      =======

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

TABLE 3
                                          SUMMARY OF LOAN LOSS EXPERIENCE

($ in thousands)                               1995                                   1994
- -----------------------------            ----------------      ---------------------------------------------------
                                      2nd Qtr.     1st Qtr.     4th Qtr.      3rd Qtr.     2nd Qtr.      1st Qtr.
                                       Jun. 30     Mar. 31       Dec. 31      Sept. 30      June 30      Mar. 31
ALLOWANCE FOR LOAN LOSSES             ---------   ---------     ---------    ---------     ---------    ---------
Balance, at beginning of period     $   230,524      228,115      213,596       204,465      194,745       188,664
Provision charged against income         22,000       20,510       22,224        21,238       22,501        20,608
Allowance of acquired (sold) banks            --           --       9,200            26        2,194             --
Recoveries:
   Commercial                             1,375        1,626        2,243         1,555        2,265         1,213
   Commercial mortgage                      456          884          426           403          480           862
   Residential mortgage                      19           27           40            95           75            75
   Consumer installment                  10,043        8,093        4,891         5,963        4,803         4,804
   Consumer revolving                     2,183        2,200        2,153         2,060        2,009         1,719
                                       ---------    ---------    ---------     ---------    ---------     ---------
       Total recoveries                  14,076       12,830        9,753        10,076        9,632         8,673
                                       ---------    ---------    ---------     ---------    ---------     ---------
Charge-offs:
   Commercial                             1,177        1,119        2,621         3,612        3,449         3,938
   Commercial mortgage                    2,220          627        2,882         1,121        2,619         1,199
   Residential mortgage                      73           73          212           373          254           245
   Consumer installment                  15,133       16,554        7,778         7,598        8,831         8,410
   Consumer revolving                    12,058       12,558       13,165         9,505        9,454         9,408
                                       ---------    ---------    ---------     ---------    ---------     ---------
      Total charge-offs                  30,661       30,931       26,658        22,209       24,607        23,200
                                       ---------    ---------    ---------     ---------    ---------     ---------
Net charge-offs                          16,585       18,101       16,905        12,133       14,975        14,527
                                       ---------    ---------    ---------     ---------    ---------     ---------
Balance, at end of period           $   235,939      230,524      228,115       213,596      204,465       194,745
                                       =========    =========    =========     =========    =========     =========
Average loans outstanding (net of
   unearned income)                 $16,848,514   16,855,909   16,112,582    15,484,765   14,777,048    14,292,647


CHARGE-OFFS AND RECOVERIES RATIOS
Net charge-offs to average loans (a)       0.39 %       0.44         0.42          0.31         0.41          0.41
Net charge-offs to period end
allowance (a)                             28.19        31.84        29.40         22.54        29.38         30.25
Earnings coverage of net charge-offs       6.57 x       5.15         5.89          8.58         6.69          7.28
Recoveries to total charge-offs           45.91 %      41.48        36.59         45.37        39.14         37.38
Provision to average loans (a)             0.52         0.49         0.55          0.54         0.61          0.58
Allowance to total period end loans        1.43         1.36         1.36          1.35         1.34          1.35

(a)  Annualized



ALLOWANCE FOR LOAN LOSS SUMMARY
At December 31,                         1994         1993         1992          1991         1990          1989
- -----------------------------         ---------   ---------     ---------    ---------     ---------    ---------
Balance, at beginning of period     $   188,664      176,793      174,882       137,012      126,175       133,609
Provision charged against income         86,571       84,714       78,809        71,030       44,782        43,805
Allowance of acquired/(sold) banks       11,420           50         (372)       27,094       11,185         2,324
Recoveries                               38,134       35,863       33,640        30,280       28,470        27,728
Less:  Charge-offs                       96,674      108,756      110,166        90,534       73,600        81,291
                                       ---------    ---------    ---------     ---------    ---------     ---------
Balance, at end of period           $   228,115      188,664      176,793       174,882      137,012       126,175
                                       =========    =========    =========     =========    =========     =========

TABLE 4
                                              MEASUREMENT OF ASSET QUALITY

($ in thousands)                                       1995                                  1994
- -----------------------------                    ----------------     ---------------------------------------------------
                                               2nd Qtr.    1st Qtr.    4th Qtr.      3rd Qtr.     2nd Qtr.      1st Qtr.
                                                Jun. 30    Mar. 31      Dec. 31      Sept. 30      June 30      Mar. 31
NON-PERFORMING ASSETS                          ---------  ---------    ---------    ---------     ---------    ---------
Non-accrual loans:
   Commercial                                 $  21,880      21,203       22,156        22,884       24,584        26,486
   Commercial mortgage                           55,339      53,270       56,917        68,294       75,316        76,911
   Residential mortgage                          25,155      18,368       16,118        16,709       14,739        13,469
   Revolving mortgage                               426         492          482           389          333           331
   Consumer installment                           1,477         981        1,141           662        1,131         1,120
   Consumer revolving                                 --          --           --            --           --            --
                                               ---------   ---------    ---------     ---------    ---------     ---------
      Total non-accrual loans                 $ 104,277      94,314       96,814       108,938      116,103       118,317
                                               ---------   ---------    ---------     ---------    ---------     ---------
Renegotiated loans:
   Commercial                                 $   3,306       3,310          411           427          469           477
   Commercial mortgage                              503         514        3,327         4,335        8,084         8,303
   Residential mortgage                             917         960        1,056         1,065        1,074         1,106
   Revolving mortgage                                 --          --           --            --           --            --
   Consumer installment                               --          --          58            58           59             --
   Consumer revolving                                 --          --           --            --           --            --
                                               ---------   ---------    ---------     ---------    ---------     ---------
      Total renegotiated loans                $   4,726       4,784        4,852         5,885        9,686         9,886
                                               ---------   ---------    ---------     ---------    ---------     ---------
Total non-performing loans                    $ 109,003      99,098      101,666       114,823      125,789       128,203
                                               ---------   ---------    ---------     ---------    ---------     ---------
Other real estate owned                       $  33,376      40,349       38,662        40,669       42,467        46,417
                                               ---------   ---------    ---------     ---------    ---------     ---------
Total non-performing assets                   $ 142,379     139,447      140,328       155,492      168,256       174,620
                                               =========   =========    =========     =========    =========     =========
Loans past due 90 days or more:
   Commercial                                 $   1,360         674        1,709         1,578          915         2,756
   Commercial mortgage                            1,297       1,838        1,956         2,120        1,680        10,289
   Residential mortgage                           3,001       2,593          711         1,189        2,027         8,955
   Revolving mortgage                               390         395          370           542          434           521
   Consumer installment                           7,661       5,947        7,178         4,839          780         1,093
   Consumer revolving                             6,136       6,276        6,284         5,168        4,927         4,980
                                               ---------   ---------    ---------     ---------    ---------     ---------
      Total loans past due 90 days or more    $  19,845      17,723       18,208        15,436       10,763        28,594
                                               =========   =========    =========     =========    =========     =========
ASSET QUALITY RATIOS
Non-performing assets as a % of total assets       0.60 %      0.57         0.57          0.66         0.73          0.82
Non-performing assets as a % of
   total loans + OREO                              0.86 %      0.82         0.83          0.98         1.10          1.21
Allowance coverage of non-performing loans       216.45 %    232.62       224.38        186.02       162.55        151.90


NONPERFORMING ASSET SUMMARY
At December 31,                                  1994        1993        1992          1991         1990          1989
- ------------------------------                 ---------  ---------    ---------    ---------     ---------    ---------
Non-accrual loans                             $  96,814     121,186      126,619       116,995       76,533        55,556
Renegotiated loans                                4,852      10,879       20,669        16,837       12,234        14,762
Other real estate owned                          38,662      50,595       48,699        34,601       17,620        16,759
                                               ---------   ---------    ---------     ---------    ---------     ---------
Total non-performing assets                   $ 140,328     182,660      195,987       168,433      106,387        87,077
                                               =========   =========    =========     =========    =========     =========
Loans past due 90 days or more                $  18,208      23,462       20,887        32,499       31,380        20,901

TABLE 5
                                            INTEREST RATE SENSITIVITY
                                                   June 30, 1995

                                                     0 to          0 to          0 to         0 to          0 to
($ in millions)                                     30 Days      60 Days       90 Days      180 Days      365 Days
- -----------------------------                      ---------    ---------     ---------     ---------    ---------
ASSETS
Other earning assets                             $       129           129          129           129          129
Investment securities (1)                                425           503          563           798        1,228
Loans, net of unearned income (2)                      4,546         5,044        5,530         6,511        8,275
                                                    ---------     ---------    ---------     ---------    ---------
     Total rate sensitive assets (RSA)           $     5,100         5,676        6,222         7,438        9,632
                                                    =========     =========    =========     =========    =========
LIABILITIES (3)
Money market type deposits                       $     2,710         2,760        2,810         2,955        3,229
Other core savings and time deposits                     691         1,123        1,555         2,843        4,968
Negotiated deposits                                      528           775          820           876          918
Borrowings                                             1,218         1,463        1,478         1,628        1,874
Interest rate swap agreements                            (42)           13           23           148          123
Interest rate cap agreements                            (125)         (125)        (125)         (125)        (125)
                                                    ---------     ---------    ---------     ---------    ---------
     Total rate sensitive liabilities (RSL)      $     4,980         6,009        6,561         8,325       10,987
                                                    =========     =========    =========     =========    =========
GAP (RSA - RSL)                                  $       120          (333)        (339)         (887)      (1,355)
                                                    =========     =========    =========     =========    =========
RSA divided by RSL                                    102.41 %       94.46        94.83         89.35        87.67
GAP divided by total assets                             0.50         (1.39)       (1.42)        (3.71)       (5.67)

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

II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Shareholders was held on April 19, 1995.

     (c) At the Annual Meeting, shareholders elected as directors the nominees listed in the following table:

                                      Number of Shares             Number of
          Nominees                       Voted For               Shares Withheld
          ---------------------   ------------------------   ---------------------
          John W. Brown                  50,307,298                1,196,140
          Clifford L. Greenwalt          50,306,730                1,196,707
          Dorothy A. Johnson             50,300,850                1,202,587
          Martha Mayhood Mertz           49,078,784                2,424,653
          James W. Wogsland              50,258,237                1,245,200
          Walter J. Wolpin               50,300,404                1,203,033


Shareholders also voted to ratify the selection of KPMG Peat
Marwick LLP as the Registrant's independent auditors for 1995;
50,927,981 shares voted in favor of the ratification with 201,702 voted against, and 373,754 abstained from voting.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (11) Statement regarding computation of per share earnings.

                    The computation of common and common
                    equivalents per share is described in Note 4 to the Consolidated Financial Statements of this report.

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1995.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FIRST OF AMERICA BANK CORPORATION
                                      REGISTRANT





Date:  August 4, 1995         /s/ Thomas W. Lambert
                              Thomas W. Lambert
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)

                             EXHIBIT INDEX



     (27)  Financial Data Schedule