Form 10-Q
period 1995-09-30
FIRST OF AMERICA BANK CORP /MI/
filed 1995-11-13
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended                  Commission File No.
          September 30, 1995                        1-10534


                FIRST OF AMERICA BANK CORPORATION
      (Exact name of Registrant as specified in its Charter)


               Michigan                           38-1971791
    (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan           49007
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

                 Class                          Outstanding at
             Common Stock,                     October 31, 1995
             $10 Par Value                        63,278,737





                FIRST OF AMERICA BANK CORPORATION

                              INDEX


    PART I.  FINANCIAL INFORMATION                     Page
                                                        No.

         Consolidated Balance Sheets (Unaudited),
         September 30, 1995  and December 31, 1994       1

         Consolidated Statements of Income
         (Unaudited) - Three and Nine Months Ended
         September 30, 1995 and 1994  . . . . . . .      2

         Consolidated Statements of Cash Flows
         (Unaudited) - Nine Months Ended September
         30, 1995 and 1994  . . . . . . . . . . . .      3

         Notes to Consolidated Financial Statements
         (Unaudited)  . . . . . . . . . . . . . . .      4

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . .      6



    PART II.  OTHER INFORMATION . . . . . . . . . .     17





                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)

                                                             September 30,    December 31,
($ in thousands)                                                 1995             1994
----------------------------------------                     ------------     ------------
ASSETS
Cash and due from banks                                     $     929,544       1,060,788
Federal funds sold and other short term investments               219,416          55,271
Securities:
     Held to maturity, market value of $2,844,543 at
          September 30, 1995 and $2,942,793 at Dec. 31, 1994    2,860,150       3,112,876
     Available for sale, amortized cost of $2,180,660 at
          September 30, 1995 and $2,694,929 at Dec. 31, 1994    2,182,333       2,587,626
Loans (net of unearned income):
     Consumer                                                   4,722,224       5,799,025
     Commercial                                                 2,615,550       2,344,969
     Commercial real estate                                     3,704,193       3,423,268
     Residential real estate                                    5,144,243       5,237,400
     Loans held for sale, market value of $146,952 at
          September 30, 1995 and $30,310 at Dec. 31, 1994         145,355          30,196
                                                               -----------    ------------
          Total loans                                          16,331,565      16,834,858
     Less:  Allowance for loan losses                             238,948         228,115
                                                               -----------    ------------
          Net loans                                            16,092,617      16,606,743
Premises and equipment, net                                       469,852         476,165
Other assets                                                      657,121         669,233
                                                               -----------    ------------
          Total assets                                      $  23,411,033      24,568,702
                                                               ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing                                   $   2,843,857       2,810,203
     Interest bearing                                          16,622,475      17,390,063
                                                               -----------    ------------
          Total deposits                                       19,466,332      20,200,266
Securities sold under repurchase agreements                       278,273         583,184
Other short term borrowings                                     1,147,688       1,299,555
Long term debt                                                    490,403         681,236
Other liabilities                                                 263,465         225,573
                                                               -----------    ------------
          Total liabilities                                    21,646,161      22,989,814
                                                               -----------    ------------
SHAREHOLDERS' EQUITY
Common equity                                                   1,764,872       1,578,888
                                                               -----------    ------------
          Total liabilities and shareholders' equity        $  23,411,033      24,568,702
                                                               ===========    ============
See accompanying notes to consolidated financial statements.

                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                                                   Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                ------------------------       -----------------
($ in thousands, except per share data)           1995           1994           1995        1994
-------------------------------------           ---------      ---------      --------   ---------
INTEREST INCOME
    Loans and fees on loans                   $    363,889       329,175     1,113,079     930,064
    Investment securities                           76,392        87,442       242,128     235,461
    Other interest income                            1,718           526         3,825       1,722
                                                 ---------     ---------      ---------  ---------
       Total interest income                       441,999       417,143     1,359,032   1,167,247
                                                 ---------     ---------      ---------  ---------
INTEREST EXPENSE
      Deposits                                     185,787       146,674       544,166     404,762
      Short term borrowings                         19,672        20,677        80,741      40,328
      Long term debt                                11,970         9,923        37,041      20,517
                                                 ---------     ---------      ---------  ---------
       Total interest expense                      217,429       177,274       661,948     465,607
                                                 ---------     ---------      ---------  ---------
NET INTEREST INCOME                                224,570       239,869       697,084     701,640
Provision for loan losses                           21,368        21,238        63,878      64,347
                                                 ---------     ---------      ---------  ---------
    NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                   203,202       218,631       633,206     637,293
                                                 ---------     ---------      ---------  ---------
NON-INTEREST INCOME
    Service charges on deposit accounts             25,297        22,988        74,731      65,588
    Investment securities transactions, net            457           978          (925)      9,693
    Trust and financial services revenue            24,365        20,364        69,399      61,334
    Bank card revenue                               20,044        11,276        41,925      30,994
    Mortgage banking revenue                         8,993         5,234        24,492      18,998
    Other operating income                          13,040        10,245        35,726      30,894
                                                 ---------     ---------      ---------  ---------
       Total non-interest income                    92,196        71,085       245,348     217,501
                                                 ---------     ---------      ---------  ---------
NON-INTEREST EXPENSE
    Personnel                                      102,698       108,346       328,853     321,841
    Occupancy, net                                  15,794        15,929        47,164      45,769
    Equipment                                       14,906        14,228        44,153      40,991
    Outside data processing                          4,524         4,649        13,998      13,599
    Amortization of intangibles                      5,260         4,539        15,880      11,149
    Other operating expense                         50,115        59,145       166,830     175,745
                                                 ---------     ---------      ---------  ---------
       Total non-interest expense                  193,297       206,836       616,878     609,094
                                                 ---------     ---------      ---------  ---------
INCOME BEFORE TAXES                                102,101        82,880       261,676     245,700
Income tax expense                                  35,387        26,475        90,987      77,771
                                                 ---------     ---------      ---------  ---------
NET INCOME                                    $     66,714        56,405       170,689     167,929
                                                 =========     =========      =========  =========

PER COMMON AND COMMON
    EQUIVALENT SHARE                          $       1.05           .96          2.69        2.82

See accompanying notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ------------------------
($ in thousands)                                                      1995          1994
------------------------------                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          170,689      167,929
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     35,696       33,939
     Provision for loan losses                                         63,878       64,347
     Provision for deferred taxes                                      (4,365)      (6,339)
     Amortization of intangibles                                       15,880       11,149
     (Gain) loss on the sale of securities available for sale          (2,887)      (9,693)
     (Gain) loss on the sale of mortgage loans held for sale          (15,146)     (10,036)
     (Gain) loss on the sale of other assets                           (3,131)        (208)
     Proceeds from the sales of mortgage loans held for sale          644,751      882,934
     Net other decrease (increase) in mortgage loans held for sale   (744,764)    (544,002)
   Change in assets and liabilities net of acquisitions:
     (Increase)decrease in interest and other
          income receivable                                           (31,600)     (23,291)
     (Increase)decrease in other assets                              (129,847)      26,084
     Increase(decrease) in taxes payable                               29,765       (4,877)
     Increase(decrease) in interest and
          other expense payable                                        75,717        5,069
     Increase(decrease) in other liabilities                          (82,999)     (16,815)
                                                                    ----------   ----------
   NET CASH FROM OPERATING ACTIVITIES                                   21,637     576,190
                                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities held
        to maturity                                                   296,260      352,176
   Purchases of investment securities held to maturity               (126,979)  (1,630,368)
   Proceeds from the sale of securities available for sale            776,619    1,516,122
   Proceeds from the maturities of securities available for sale      369,101      704,565
   Purchases of securities available for sale                        (550,382)  (1,696,882)

   Proceeds from the securitization of loans                          498,588           --
   Net other (increase) decrease in loans & leases                     66,819   (1,553,065)
   Premises and equipment purchased                                   (92,963)     (58,012)
   Proceeds from the sale of premises and equipment                    66,711        2,741
   (Acquisition)/sale of affiliates, net of cash acquired                 373      319,316
                                                                    ----------   ----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                        1,304,147   (2,043,407)
CASH FLOWS FROM FINANCING ACTIVITIES:                               ----------   ----------

   Net increase(decrease) in short term deposits                     (452,945)     393,424
   Net increase(decrease) in time deposits                           (280,989)     255,754
   Net increase(decrease) in short term borrowings                   (456,778)     539,465
   Proceeds from issuance of long term debt                             25,004     697,838
   Repayments of long term debt                                      (213,382)    (201,608)
   Proceeds from issuance of common stock                               1,640          241
   Payments for purchase and retirement of common stock                     --    (103,707)
   Dividends paid                                                     (79,578)     (71,218)
                                                                    ----------   ----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                       (1,457,028)   1,510,189
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                ----------   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     (131,244)      42,972
                                                                    1,060,788      903,517
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          ----------   ----------
                                                                      929,544      946,489
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


NOTE 2: NON-PERFORMING ASSETS

                                         September 30,
                                   -------------------------
(in thousands)                        1995            1994
-----------------------------      -----------     ---------

Non-accrual loans                   $  102,112       108,938

Restructured loans                       7,782         5,885

Other real estate owned                 31,691        40,669
                                    -----------     ---------
Total non-performing assets         $  141,585       155,492
                                   ============    ==========

NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                      ------------------       -----------------
(in thousands)                         1995        1994         1995      1994
-------------------                  -------     -------      -------    -------
Balance, beginning of period        $235,939      204,465     228,115    188,664
Provision charged against income      21,368       21,238      63,878     64,347
Recoveries                            15,209       10,076      42,115     28,381
Loans charged off                    (33,568)     (22,209)    (95,160)   (70,016)

Allowance of acquired/(sold) banks        --           26          --      2,220
                                    ---------     --------    --------   --------
Balance, end of period              $238,948      213,596     238,948    213,596
                                    =========     ========    ========   ========

On January 1, 1995, First of America adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." First of America's non-performing loan policies, which address nonaccrual and restructured loans, indicate that such loans meet the definitions set forth for "impaired loans" in Statement No. 114. Therefore, commercial and commercial mortgage loans meeting the definition of nonaccrual and restructured are reported as impaired loans for disclosure purposes.

On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of Statement No. 114. This resulted in an allowance for impaired loan losses of $17.4 million which was transferred from the general allowance. At September 30, 1995, the recorded investment in loans considered to be impaired under Statement No. 114 was $81.8 million with an average recorded investment in impaired loans during the quarter of approximately $81.4 million. Included in the impaired loans total were $37.6 million of impaired loans for which the related specific allowance for loan losses was $15.6 million. The remaining $44.2 million of impaired loans did not require a specific allowance for loan losses according to Statement No.
114. For the quarter, First of America recognized interest income on impaired loans of $566 thousand.


NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

At September 30, 1995 and 1994, there were 63,274,924 and 58,400,656 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.

                                   Three Months Ended             Nine Months Ended
                                      September 30,                 September 30,
                               --------------------------     -------------------------
                                    1995           1994           1995          1994
                               -------------    ----------     ----------    ----------
Average common and common
equivalents shares outstanding    63,586,615    58,847,754     63,445,753    59,586,028


NOTE 5: MERGERS AND ACQUISITIONS

                                        Date of         Total Assets       Financial
($ in thousands)                      Acquisition         Acquired      Reporting Value
---------------------------------  ----------------     -----------     --------------

West Suburban Financial Corp.      August 4, 1995       $      12                 --

Underwriting Consultants, Inc.     February 1, 1995         1,256                 --

New England Trust Company          January 1, 1995          1,576              1,092

Presidential Holding Corporation   December 31, 1994      256,352              6,714

F&C Bancshares, Inc.               December 31, 1994      379,791             35,064

First Park Ridge Corporation       October 1, 1994        327,391             75,890

LGF Bancorp, Inc.                  May 1, 1994            412,336             61,902

Goldome Federal Savings Bank       April 15, 1994         376,858             60,015
(Florida offices)

Item 2.   Managements' Discussion and Analysis of Financial Condition and Results of Operations
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Summary:    The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three, six and nine months ended September 30, 1995, compared with the corresponding 1994 periods.  The bracketed amounts represent decreases.


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                                 1995  vs   1994            1995   vs   1994
                                              --------------------        --------------------
($ in thousands)                                Change     Percent         Change     Percent
-----------------------------                 ---------   ---------       ---------  ---------
Interest and fee income on loans             $  34,714        10.5 %    $  183,015       19.7 %
Interest income on investments                 (11,050)      (12.6)          6,667        2.8
Interest income on federal funds sold and
   other short term investments                  1,192       226.6           2,103      122.1
                                              ---------   ---------       ---------  ---------
   Total interest income                        24,856         6.0         191,785       16.4
                                              ---------   ---------       ---------  ---------
Interest expense on deposits                    39,113        26.7         139,404       34.4
Interest expense on borrowed funds               1,042         3.4          56,937       93.6
                                              ---------   ---------       ---------  ---------
   Total interest expense                       40,155        22.7         196,341       42.2
                                              ---------   ---------       ---------  ---------
Net interest income                            (15,299)       (6.4)         (4,556)      (0.6)
Provision for loan losses                          130         0.6            (469)      (0.7)
Non-interest income                             21,111        29.7          27,847       12.8
Non-interest expense                           (13,539)       (6.5)          7,784        1.3
                                              ---------   ---------       ---------  ---------
   Income before tax expense                    19,221        23.2          15,976        6.5
Applicable income tax expense                    8,912        33.7          13,216       17.0
                                              ---------   ---------       ---------  ---------
   Net income                                $  10,309        18.3 %    $    2,760        1.6 %
                                              =========   =========       =========  =========

HIGHLIGHTS

Net income for the third quarter was $66.7 million, up 18.3 percent from $56.4 million a year ago. Earnings per share for the quarter were $1.05 per share, up 9.4 percent from the $0.96 reported for the third quarter of 1994. Non-interest income growth, the FDIC insurance premium reduction and lower operating costs combined to offset the impact of a lower net interest margin. Year-to-date income was $170.7 million, or $2.69 per share, and $167.9 million, or $2.82 per share, for 1994.

Return on average assets for the quarter and year-to-date periods was 1.13 percent and 0.95 percent compared with 0.96 percent and
1.01 percent a year ago. Return on average equity for the same periods was 15.17 percent and 13.62 percent compared with 15.06 percent and 14.81 percent.

Total assets were $23.4 billion, down slightly from a year ago due in part to the securitization of $500 million in credit card receivables completed in June. Total loans increased 3.5 percent from a year ago as loans added from acquisitions and internal loan growth offset the previously mentioned securitization.
Total deposits decreased 0.7 percent. Excluding acquisitions deposits would have decreased 5.4 percent.


INCOME ANALYSIS - THIRD QUARTER AND YEAR-TO-DATE COMPARISON

Net interest income (FTE) decreased 6.4 percent over the year ago quarter and 0.8 percent for the year-to-date period. The lower net interest margin was the main reason for the quarter decline as average earning assets remained level quarter-to-quarter. Year-to-date, the higher level of average earning assets offset the lower net interest margin. The current quarter's net interest margin was down from a year ago, 4.23 percent compared with 4.51 percent, but was approximately nine basis points higher than the second quarter margin when adjusted for the credit card securitization. The year-to-date net interest margin was 4.27 percent compared with 4.65 percent a year ago. The lower margins for 1995 were the result of the rapidly rising interest rate environment during 1994 and the acquisitions completed during the fourth quarter of 1994. The securitization lowered the current quarter's margin by approximately 12 basis points and the year-to-date margin by approximately 5 basis points. Table 1 provides detail on the yields earned on interest earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

The provision for loan losses was level with a year ago for both periods and exceeded net charge-offs by $3.0 million and $10.8 million, respectively. As a percent of average loans, net charge-offs were 0.45 percent and 0.43 percent for the current year periods compared with 0.31 percent and 0.37 percent for the 1994 periods. Year-to-date, net charge-offs within the consumer installment and revolving portfolios were $51.9 million or 1.30 percent of average loans versus $31.9 million or 0.79 percent of average loans a year ago. Charge-offs and recoveries by portfolio type are detailed in Table 3.

Total non-interest income was up 29.7 percent for the quarter and
12.8 percent year-to-date over 1994. The primary sources of fee income -- service charges on deposit accounts, trust and financial services revenue, credit card fees and mortgage banking revenue -- all increased over ten percent for the quarter and year-to-date comparisons. Service charges on deposit accounts increased 10.0 percent over 1994's third quarter and 13.9 percent for the nine month period due to the implementation of new fee structures.

Traditional trust fees were up 14.0 percent for the quarter and
10.7 percent year-to-date. Trust assets under management increased 18.4 percent since last year, totalling $15.4 billion, as a result of rising market values on securities and the January 1, 1995 acquisition of the New England Trust Company which had over $600 million in assets under management. Other financial services revenue, generated from brokerage and investment management services, increased 35.0 percent and 20.1 percent over the comparable year ago periods.

Mortgage banking revenue increased 71.8 percent and 28.9 percent for the comparable periods with gains on the sale of mortgages totalling $6.0 million, up 198.2 percent, for the quarter and $15.1 million year-to-date, up 50.9 percent. Of the year-to-date increase, $2.7 million is attributed to the adoption of Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." At September 30, 1995, the servicing portfolio for outside investors was $3.2 billion, level with a year ago. Loan originations at $492 million were down slightly from the year ago quarter, but represented the highest quarterly level of originations to date for 1995.

Credit card fees, including the servicing fees earned on the securitized receivables, increased 77.8 percent and 35.3 percent. During June, First of America securitized $500 million in credit card receivables. This transaction added to non-interest income but lowered the net interest margin; net income was basically unaffected. The securitization added $9.2 million in net servicing fees to the quarter and $10.7 million year-to-date.
The managed credit card portfolio, which includes the securitized receivables, was $1.3 billion at September 30, 1995, up slightly from a year ago.

Total non-interest expense was $193.3 million for the quarter, down 6.5 percent from last year's $206.8 million. Year-to-date, non-interest expense was up 1.3 percent. Included in year-to-date non-interest expense was an $8.9 million reduction in FDIC premiums and $12.6 million in one-time charges related to the internal restructuring begun a year ago.

As a percent of average assets, personnel costs excluding severance, declined each quarter during 1995, demonstrating the positive impact that the restructuring is having on the company's cost structure. At September 30, 1995, full time equivalent employees (FTEs) totalled 12,550, down 6.8 percent from a year ago. The lower number of FTEs was achieved despite the 340 FTEs added from the acquisitions completed since last September.

For 1995 both the burden and efficiency ratios improved due to lower operating expenses and higher revenue. The burden ratio for the quarter was 1.72 percent versus 2.31 percent a year ago. On a year-to-date basis, excluding restructuring costs, the burden ratio was 2.00 percent versus 2.37 percent. The efficiency ratio, which was negatively impacted by the lower net interest margin, was 60.29 percent for the quarter compared with
65.63 percent and year-to-date, excluding restructuring costs, improved to 63.32 percent versus 65.36 percent.


ASSET QUALITY AND CREDIT RISK PROFILE

First of America's loan portfolio has no significant concentrations of credit to any specific borrower or within any geographic region, thereby minimizing credit risk exposure. Also minimizing credit risk are First of America's conservative lending policies and loan review process. In addition, First of America's loan customers are largely consumers, individual homeowners and small to mid-sized businesses. At September 30, 1995, the loan portfolio was comprised of residential mortgages (32.4 percent), consumer loans (28.9 percent), commercial mortgages (22.7 percent) and commercial loans (16.0 percent).

The allowance for loan losses was 1.46 percent of total loans at September 30, 1995 compared with 1.35 percent a year ago. The allowance coverage of non-performing loans which showed additional improvement over a year ago was 217.43 percent compared with 186.02 percent. Non-performing loans and loans 90 days past due are detailed by portfolio in Table 4.


FUNDING, LIQUIDITY AND INTEREST RATE RISK

First of America continues to monitor appropriate interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital and the sale of assets. First of America relies primarily upon core deposits for its liquidity. At September 30, 1995, core deposits equalled 95.6 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest analysis quarterly using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data.

The difference between rate sensitive assets and liabilities, including the impact of off-balance sheet interest rate swaps, is presented in Table 5. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation model, using various interest rate shock scenarios, show that less than one percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk position than the GAP tables.

To manage interest rate sensitivity First of America and its subsidiaries have entered into interest rate swaps as a hedge against certain debt and deposit liabilities. The contracts represent an exchange of interest payments, and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current earnings.


Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. The following table outlines First of America's outstanding interest rate swaps at September 30, 1995.

INTEREST RATE SWAPS

($ in thousands)
                                                                                                    Net Interest Income
                                                     Weighted         Average          Average        Impact for the
                           Notional  Fair Market      Average      Rate Received      Rate Paid      Nine Months Ended
Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed      September 30,
------------------------  ---------  ------------ --------------  ---------------  --------------- ---------------------
Rising Rate CDs                  --            --             --         --              --                      $(1,158)
Market Rate CDs *          $ 22,066         1,658            3.0         --              --                         (739)
FHLB Advance                     --            --             --         --              --                            25
FirstRate Fund deposits      12,000           (30)          10.5   5.88%/variable    6.03/fixed                       (3)
Bank notes                   10,000             43          10.8   5.84%variable     6.23/fixed                        33
Long term debt               75,000          (844)          15.4    5.30%/fixed     5.88/variable                   (738)
------------------------   ---------  ------------ -------------- ---------------  ---------------  ---------------------
     Total                 $119,066            827          12.2                                                 $(2,580)
========================= ========== ============= ==============                                   =====================
* This represents a basis swap.

At September 30, 1995, First of America had $277 thousand in deferred swap losses from sales and terminations that are being amortized into earnings over the remaining life of the hedged liabilities. At September 30, 1994, outstanding swaps totalled $836.0 million in notional amounts and had added $1.3 million to net interest income for the nine months ended September 30, 1994. These swaps had a negative replacement value of $14.2 million.

First of America also utilizes interest rate caps to manage its interest rate risk. Interest rate caps are agreements to make/receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. At September 30, 1995, First of America had outstanding interest rate cap agreements with notional amounts totalling $125 million, which were designated to certain FirstRate Fund deposits. First of America had no outstanding interest rate cap agreements at September 30, 1994.


At September 30, 1995, Securities Held to Maturity totalled $2.9 billion, with a resulting net unrealized loss of $15.6 million. The net unrealized loss in the Held to Maturity portfolio last year was $110.0 million. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," Securities Available for Sale are carried at market value which totalled $2.2 billion at September 30, 1995. The $1.7 million net unrealized gain in Securities Available for Sale resulted in a corresponding, after-tax market value adjustment to equity of $1.1 million. At December 31, 1994, the negative market value adjustments to securities and equity from the Securities Available for Sale portfolio were $107.3 million and $92.3 million, respectively.


CAPITAL STRENGTH

Total shareholders' equity increased 17.5 percent from a year ago to $1.8 billion at September 30, 1995. The increase in equity was due to $115.0 million in net earnings retention, $118.8 million from acquisitions and a $45.1 million positive change from the FAS No. 115 adjustment. The book value per share rose to $27.89 from the $25.72 reported a year ago.

First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at September 30, 1995 was 12.72 percent, the tier I ratio was 9.29 percent and the tier I leverage ratio was 6.59 percent.

LOOKING AHEAD

There is pending legislation in Congress which would assess a one-time premium on thrift deposits insured by the Savings Association Insurance Fund of which First of America has approximately $4.5 billion. This one-time charge could result in a $38 million pre-tax charge, based on an assessment of $.85 per $100 of deposits, to the fourth quarter earnings or later, depending upon passage of final legislation. The premium rate on these deposits is expected to match the lower bank deposit rate after the one-time charge.

IN CONCLUSION

First of America's goal when beginning its internal restructuring over a year ago was to streamline operations and to make the delivery of services more efficient, thereby reducing ongoing non-interest expense by five percent, or $8 to $10 million per quarter. The third quarter results indicate that First of America has attained its goal. Excluding the impact of acquisitions and the FDIC rate reduction, third quarter's non-interest expense was down approximately $9 million over the year ago quarter. This achievement indicates First of America's committment to its long term goals of a return on assets of 1.25 percent or higher, an efficiency ratio of 60 percent or lower and a return on equity of 17 percent to 18 percent.

TABLE 1
                                  CONSOLIDATED YIELD ANALYSIS (a)

                                                   1995                            1994
                                       ----------------------------    -----------------------------
                                       3rd Qtr.  2nd Qtr.   1st Qtr.   4th Qtr.  3rd Qtr.   2nd Qtr.
                                       Sept. 30   Jun. 30    Mar. 31   Dec. 31   Sept. 30   June 30
                                       --------  --------   --------   --------  --------   --------
Average Prime Rate (b)                     8.8 %      9.0       8.9        8.1       7.5        6.9

EARNING ASSETS
Money Market Investments                  6.74 %     5.96      5.18       3.77      3.51       2.83

U.S. Government and agencies
   securities                             5.89       5.90      5.90       5.81      5.70       5.61
State and municipal securities            8.55       8.94      8.71       8.57      8.73       8.43
Other securities                          6.36       6.33      6.32       6.21      6.16       6.00
                                       --------   --------  --------   --------  --------   --------
   Total securities                       6.07       6.06      6.08       5.98      5.89       5.79
                                       --------   --------  --------   --------  --------   --------
Consumer loans                            9.57       9.83      9.58       9.19      9.14       8.98
Commercial loans                          9.17       9.33      9.25       8.70      8.32       7.99
Commercial real estate loans              9.30       9.40      9.35       8.99      8.69       8.47
Residential real estate loans             7.95       7.95      7.84       7.76      7.71       7.66
                                       --------   --------  --------   --------  --------   --------
   Total loans                            8.92       9.06      8.95       8.65      8.51       8.36
                                       --------   --------  --------   --------  --------   --------
Total earning assets                      8.24 %     8.32      8.20       7.94      7.77       7.63
                                       ========   ========  ========   ========  ========   ========

INTEREST-BEARING LIABILITIES
Time deposits:
   CD's - less than 12 months             5.45 %     5.19      4.79       4.46      4.20       4.29
   CD's - 12 months or more               5.68       5.55      5.26       4.79      4.55       4.43
   CD's - $100,000 or more                5.80       6.10      5.72       5.05      4.53       3.71
   Other time deposits                    5.67       5.71      5.46       5.27      5.17       5.07

Other core deposits:
   Savings deposits and NOW               1.74       1.71      1.70       1.84      1.49       1.49
   Money market savings and checking      3.91       3.98      4.01       3.39      3.06       2.50
                                       --------   --------  --------   --------  --------   --------
      Total deposits                      4.40       4.35      4.16       3.81      3.51       3.31
                                       --------   --------  --------   --------  --------   --------
Short term borrowings                     6.38       6.09      5.96       5.32      4.71       4.13
Long term debt                            7.36       7.53      7.66       7.15      6.78       6.86
                                       --------   --------  --------   --------  --------   --------
   Total borrowed funds                   6.72       6.44      6.39       5.93      5.23       4.70
                                       --------   --------  --------   --------  --------   --------
Total interest-bearing liabilities        4.64 %     4.65      4.45       4.06      3.72       3.44
                                       ========   ========  ========   ========  ========   ========

NET INTEREST MARGIN
Interest income to average earning
   assets                                 8.24 %     8.32      8.20       7.94      7.77       7.63
Interest expense to average earning
   assets                                 4.01 %     4.06      3.91       3.55      3.26       2.98
Net interest margin                       4.23 %     4.26      4.29       4.39      4.51       4.65

(a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
(b)  The First National Bank of Chicago Corporate Base Rate.

TABLE 2
                                           ANALYSIS OF NET INTEREST INCOME

                                                   Third Quarter 1995 Versus          Third Quarter 1995 Versus
($ in thousands)                                       Third Quarter 1994                 Second Quarter 1995
------------------------------                --------------------------------     --------------------------------
CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
INCREASE (DECREASE):                            Change     Volume       Rate       Change      Volume        Rate
                                               -------     -------    -------      -------     -------      -------
INTEREST INCOME
            Loans (FTE)                      $  34,897      18,733     16,164      (14,462)    (11,474)      (2,988)
            Taxable securities                 (10,132)    (12,955)     2,823       (4,748)     (4,982)         234
            Tax exempt securities (FTE)         (1,457)     (1,342)      (115)        (254)       (340)          86
            Money market investments             1,192         516        676          719         567          152
                                                -------     -------    -------      -------     -------      -------
Total Interest Income                           24,500       4,952     19,548      (18,745)    (16,229)      (2,516)
                                                -------     -------    -------      -------     -------      -------

INTEREST EXPENSE
            Interest-bearing deposits           39,113       1,198     37,915        3,979        (241)       4,220
            Short term borrowings               (1,005)     (7,141)     6,136      (12,350)    (14,071)       1,721
            Long term borrowings                 2,047       1,141        906         (466)       (327)        (139)
                                                -------     -------    -------      -------     -------      -------
Total Interest Expense                          40,155      (4,802)    44,957       (8,837)    (14,639)       5,802
                                                -------     -------    -------      -------     -------      -------
Change in net interest income (FTE)          $ (15,655)      9,755    (25,410)      (9,908)     (1,590)      (8,318)
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

TABLE 3
                                       SUMMARY OF LOAN LOSS EXPERIENCE

($ in thousands)                                    1995                                  1994
-----------------------------        ----------------------------------    -----------------------------------
                                      3rd Qtr.    2nd Qtr.     1st Qtr.     4th Qtr.    3rd Qtr.     2nd Qtr.
                                      Sept. 30     Jun. 30      Mar. 31     Dec. 31     Sept. 30     June 30
ALLOWANCE FOR LOAN LOSSES            ---------    ---------    ---------   ---------    ---------   ---------
Balance, at beginning of period     $  235,939      230,524     228,115      213,596     204,465      194,745
Provision charged against income        21,368       22,000      20,510       22,224      21,238       22,501
Allowance of acquired (sold) banks          --           --           --       9,200          26        2,194
Recoveries:
   Commercial                            1,925        1,375       1,626        2,243       1,555        2,265
   Commercial mortgage                     911          456         884          426         403          480
   Residential mortgage                     10           19          27           40          95           75
   Consumer installment                 10,510       10,043       8,093        4,891       5,963        4,803
   Consumer revolving                    1,853        2,183       2,200        2,153       2,060        2,009
                                      ---------    ---------   ---------    ---------   ---------    ---------
       Total recoveries                 15,209       14,076      12,830        9,753      10,076        9,632
                                      ---------    ---------   ---------    ---------   ---------    ---------
Charge-offs:
   Commercial                            1,792        1,177       1,119        2,621       3,612        3,449
   Commercial mortgage                   1,067        2,220         627        2,882       1,121        2,619
   Residential mortgage                    238           73          73          212         373          254
   Consumer installment                 20,386       15,133      16,554       10,260       7,598        8,831
   Consumer revolving                   10,085       12,058      12,558       10,683       9,505        9,454
                                      ---------    ---------   ---------    ---------   ---------    ---------
      Total charge-offs                 33,568       30,661      30,931       26,658      22,209       24,607
                                      ---------    ---------   ---------    ---------   ---------    ---------
Net charge-offs                         18,359       16,585      18,101       16,905      12,133       14,975
                                      ---------    ---------   ---------    ---------   ---------    ---------
Balance, at end of period           $  238,948      235,939     230,524      228,115     213,596      204,465
                                      =========    =========   =========    =========   =========    =========
Average loans outstanding (net of
   unearned income)                 $16,337,833   16,848,514  16,855,909   16,112,582  15,484,765   14,777,048



CHARGE-OFFS AND RECOVERIES RATIOS
Net charge-offs to average loans (a)      0.45 %       0.39        0.44         0.42        0.31         0.41
Net charge-offs to period end
   allowance (a)                         30.48        28.19       31.84        29.40       22.54        29.38
Earnings coverage of net charge-offs      6.73 x       6.57        5.15         5.89        8.58         6.69
Recoveries to total charge-offs          45.31 %      45.91       41.48        36.59       45.37        39.14
Provision to average loans (a)            0.52         0.52        0.49         0.55        0.54         0.61
Allowance to total period end loans       1.46         1.43        1.36         1.36        1.35         1.34

(a)  Annualized



ALLOWANCE FOR LOAN LOSS SUMMARY
At December 31,                         1994        1993         1992         1991        1990         1989
-----------------------------        ---------    ---------    ---------   ---------    ---------   ---------
Balance, at beginning of period     $  188,664      176,793     174,882      137,012     126,175      133,609
Provision charged against income        86,571       84,714      78,809       71,030      44,782       43,805
Allowance of acquired/(sold) banks      11,420           50        (372)      27,094      11,185        2,324
Recoveries                              38,134       35,863      33,640       30,280      28,470       27,728
Less:  Charge-offs                      96,674      108,756     110,166       90,534      73,600       81,291
                                      ---------    ---------   ---------    ---------   ---------    ---------
Balance, at end of period           $  228,115      188,664     176,793      174,882     137,012      126,175
                                      =========    =========   =========    =========   =========    =========

TABLE 4
                                         MEASUREMENT OF ASSET QUALITY

($ in thousands)                                            1995                               1994
-----------------------------                  ------------------------------    --------------------------------
                                               3rd Qtr.    2nd Qtr.   1st Qtr.   4th Qtr.    3rd Qtr.   2nd Qtr.
                                               Sept. 30    Jun. 30    Mar. 31     Dec. 31    Sept. 30    June 30
NON-PERFORMING ASSETS                          ---------  ---------  ---------   ---------  ---------   ---------
Non-accrual loans:
   Commercial                                 $  26,231      21,880    21,203      22,156     22,884      24,584
   Commercial mortgage                           48,658      55,339    53,270      56,917     68,294      75,316
   Residential mortgage                          23,595      25,155    18,368      16,118     16,709      14,739
   Revolving mortgage                               622         426       492         482        389         333
   Consumer installment                           3,006       1,477       981       1,141        662       1,131
   Consumer revolving                                --          --         --          --         --          --
                                               ---------   --------- ---------   ---------  ---------   ---------
      Total non-accrual loans                 $ 102,112     104,277    94,314      96,814    108,938     116,103
                                               ---------   --------- ---------   ---------  ---------   ---------
Renegotiated loans:
   Commercial                                 $   6,643       3,306     3,310         411        427         469
   Commercial mortgage                              219         503       514       3,327      4,335       8,084
   Residential mortgage                             920         917       960       1,056      1,065       1,074
   Revolving mortgage                                --          --        --          --         --          --
   Consumer installment                              --          --        --          58         58          59
   Consumer revolving                                --          --        --          --         --          --
                                               ---------   --------- ---------   ---------  ---------   ---------
      Total renegotiated loans                $   7,782       4,726     4,784       4,852      5,885       9,686
                                               ---------   --------- ---------   ---------  ---------   ---------
Total non-performing loans                    $ 109,894     109,003    99,098     101,666    114,823     125,789
                                               ---------   --------- ---------   ---------  ---------   ---------
Other real estate owned                       $  31,691      33,376    40,349      38,662     40,669      42,467
                                               ---------   --------- ---------   ---------  ---------   ---------
Total non-performing assets                   $ 141,585     142,379   139,447     140,328    155,492     168,256
                                               =========   ========= =========   =========  =========   =========
Loans past due 90 days or more:
   Commercial                                 $   1,589       1,360       674       1,709      1,578         915
   Commercial mortgage                            1,884       1,297     1,838       1,956      2,120       1,680
   Residential mortgage                           3,879       3,001     2,593         711      1,189       2,027
   Revolving mortgage                               610         390       395         370        542         434
   Consumer installment                          10,244       7,661     5,947       7,178      4,839         780
   Consumer revolving                             4,713       6,136     6,276       6,284      5,168       4,927
                                               ---------   --------- ---------   ---------  ---------   ---------
      Total loans past due 90 days or more    $  22,919      19,845    17,723      18,208     15,436      10,763
                                               =========   ========= =========   =========  =========   =========
ASSET QUALITY RATIOS
Non-performing assets as a % of total assets       0.60 %      0.60      0.57        0.57       0.66        0.73
Non-performing assets as a % of
   total loans + OREO                              0.87 %      0.86      0.82        0.83       0.98        1.10
Allowance coverage of non-performing loans       217.43 %    216.45    232.62      224.38     186.02      162.55


NONPERFORMING ASSET SUMMARY
At December 31,                                  1994        1993       1992       1991        1990       1989
------------------------------                 ---------  ---------  ---------   ---------  ---------   ---------
Non-accrual loans                             $  96,814     121,186   126,619     116,995     76,533      55,556
Renegotiated loans                                4,852      10,879    20,669      16,837     12,234      14,762
Other real estate owned                          38,662      50,595    48,699      34,601     17,620      16,759
                                               ---------   --------- ---------   ---------  ---------   ---------
Total non-performing assets                   $ 140,328     182,660   195,987     168,433    106,387      87,077
                                               =========   ========= =========   =========  =========   =========
Loans past due 90 days or more                $  18,208      23,462    20,887      32,499     31,380      20,901

TABLE 5
                                            INTEREST RATE SENSITIVITY
                                                 September 30, 1995

                                                     0 to          0 to          0 to         0 to          0 to
($ in millions)                                     30 Days      60 Days       90 Days      180 Days      365 Days
-----------------------------                      ---------    ---------     ---------     ---------    ---------
ASSETS
Other earning assets                             $       218           220          222           222          222
Investment securities (1)                                213           287          451           680        1,221
Loans, net of unearned income (2)                      5,000         5,517        6,038         7,057        8,808
                                                    ---------     ---------    ---------     ---------    ---------
     Total rate sensitive assets (RSA)           $     5,431         6,024        6,711         7,959       10,251
                                                    =========     =========    =========     =========    =========
LIABILITIES (3)
Money market type deposits                       $     2,763         2,763        3,800         3,800        3,800
Other core savings and time deposits                     799         1,377        1,880         3,331        5,267
Negotiated deposits                                      457           578          679           814          864
Borrowings                                               763           908          944         1,241        1,455
Interest rate swap agreements                             12           (53)         (53)          (28)         (50)
Interest rate cap agreements                             125           125           --            --            1
                                                    ---------     ---------    ---------     ---------    ---------
     Total rate sensitive liabilities (RSL)      $     4,919         5,698        7,250         9,158       11,336
                                                    =========     =========    =========     =========    =========
GAP (RSA - RSL)                                  $       512           326         (539)       (1,199)      (1,085)
                                                    =========     =========    =========     =========    =========
RSA divided by RSL                                    110.40 %      105.73        92.56         86.92        90.43
GAP divided by total assets                             2.19          1.39        (2.30)        (5.12)       (4.63)

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

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the three months ended September
               30, 1995.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FIRST OF AMERICA BANK CORPORATION
                                      REGISTRANT





Date:  November 9, 1995       /s/ Thomas W. Lambert
                              Thomas W. Lambert
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)

                             EXHIBIT


     (27) Financial Data Schedule