Form 10-K
period 1995-12-31
FIRST OF AMERICA BANK CORP /MI/
filed 1996-03-06
CIK 36703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission File Number 1-10534

                       FIRST OF AMERICA BANK CORPORATION
             (Exact name of registrant as specified in its charter)


              Michigan                                    38-1971791
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  211 South Rose Street, Kalamazoo, Michigan                            49007
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


                                 (616) 376-9000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $10 Par Value
                          ---------------------------
                                (TITLE OF CLASS)

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
                              Yes  X        No
                                 -----        -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, $2,618,205,067 on February 29, 1996.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     CLASS                                OUTSTANDING AT FEBRUARY 29, 1996
-----------------------------------------------    -----------------------------------------------
          Common Stock, $10 Par Value                                63,379,310

                      DOCUMENTS INCORPORATED BY REFERENCE

  INFORMATION FROM THE FOLLOWING DOCUMENT HAS
                     BEEN
  INCORPORATED INTO THIS REPORT BY REFERENCE                  PARTS OF THIS REPORT INTO
    TO THE EXTENT INDICATED IN THOSE PARTS                       WHICH INCORPORATED
-----------------------------------------------    -----------------------------------------------
Proxy Statement dated March 13, 1996 for the
Annual Meeting of Shareholders to be
held on April 17, 1996                                                   III

                                     PART I

ITEM 1.  BUSINESS OF FIRST OF AMERICA BANK CORPORATION

GENERAL

    First of America Bank Corporation (herein after referred to as First of America or the Registrant) is a multi-bank holding company headquartered in Kalamazoo, Michigan. The Registrant was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising four affiliate financial institutions which operate general, commercial banking businesses from 613 banking offices and facilities located in Michigan, Florida, Illinois and Indiana. The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, securities brokerage and investment advisory services. At December 31, 1995, the Registrant had assets of $23.6 billion, deposits of $19.3 billion and shareholders' equity of $1.8 billion.

    The Registrant has responsibility for the overall conduct, direction and performance of its affiliates. The Registrant establishes direction and policies for the entire organization and monitors compliance with these policies. The Registrant also provides capital funds to affiliates as required and assists affiliates in asset and liability management, marketing, planning, accounting, tax, internal audit, loan review, and human resource management for its 12,690 full time equivalent employees. The operational responsibilities of each affiliate rest with its officers and directors. The Registrant derives its income principally from dividends upstreamed from its subsidiaries.

SUBSIDIARY BANKS

    As of December 31, 1995, the Registrant had two wholly owned subsidiaries, First of America Bank-Michigan, N.A. and First of America Bank-Illinois, N.A. which met the conditions for "significant subsidiary." First of America Bank-Michigan, N.A., is a general commercial bank based in Kalamazoo, Michigan, and at December 31, 1995, had $13.1 billion in assets and $11.2 billion in deposits. First of America Bank-Illinois, N.A., is a general commercial bank based in Bannockburn, Illinois, and at December 31, 1995, had $7.2 billion in assets and $5.9 billion in deposits. Similar to all of the Registrant's banking and thrift subsidiaries, these subsidiaries offer a broad range of lending, depository and related financial services to individual, commercial, industrial, financial, and governmental customers, including demand, savings and time deposits, secured and unsecured loans, lease financing, letters of credit, money transfers, corporate and personal trust services, cash management, and other financial services.

    No material part of the business of the Registrant and its subsidiaries is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Registrant.

NON-BANKING SUBSIDIARIES

    First of America Loan Services, Inc. is a wholly owned subsidiary of First of America Bank -- Michigan, N.A. First of America Loan Services, Inc. engages in the servicing of both commercial and residential real estate loans for institutional investors and certain affiliates of the Registrant and secondary market sales.

    First of America Mortgage Company is a wholly owned subsidiary of First of America Bank -- Michigan, N.A. and provides mortgage loan origination services.

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

    New England Trust Company, based in Providence, Rhode Island, is a wholly owned subsidiary of the Registrant and provides investment advisory services to individual and institutional investors.

    First of America Community Development Corporation is a wholly owned subsidiary of the Registrant. It invests in qualifying businesses or housing projects, as allowed by federal law, to address the needs of low to moderate income neighborhoods.

    Underwriting Consultants, Inc. is a wholly owned subsidiary of First of America Bank -- Michigan, N.A. and First of America Insurance Group -- Illinois, Inc. is a wholly owned subsidiary of First of America Bank -- Illinois, N.A. These affiliates provide personal and commercial insurance products.

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

    Technological changes have resulted in computer and communication applications intended to meet the needs of First of America's business and consumer customers in a convenient, efficient and reliable manner. Affiliate banks of the Registrant have 675 automated teller machines (ATM's) located on bank premises to handle banking transactions 24 hours per day and on off-premise sites located in high volume retail and service locations.

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

    BANK HOLDING COMPANIES. As a bank holding company, First of America is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and by the FRB. Among other things, the BHCA imposes requirements for the maintenance of capital adequate to support a bank holding company's operations. The BHCA also restricts the geographic and product range of bank holding companies by circumscribing the types and locations of institutions bank holding companies may own or acquire. The BHCA limits bank holding companies to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. The BHCA requires bank holding companies to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), commencing on September 29, 1995, bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing June 1, 1997. States are permitted to "opt out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the interstate branching provisions.

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

    BANKS. First of America's affiliate banks are subject to regulation, supervision and periodic examination by the bank regulatory agency of the state under the laws of which the affiliate bank is chartered or, in the case of national banks, the OCC. Additionally, its two affiliate national banks are members of the Federal Reserve System, and as such are subject to applicable provisions of the Federal Reserve Act and regulations thereunder. These regulations relate to reserves and other aspects of banking operations. First of America's one affiliate state bank is not a member of the Federal Reserve System and is subject to federal regulation, supervision and examination by the FDIC. Deposits held by all affiliate banks of First of America are insured, to the extent permitted by law, by the FDIC. Applicable federal and state law govern, among other things, the scope of First of America's affiliate banks' businesses, maintenance of adequate capital, investments and loans they may make, transactions with affiliates and their activities with respect to mergers and establishing branches.

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

    NON-BANKING SUBSIDIARIES. First of America has non-banking subsidiaries that are broker-dealers, a securities underwriter and investment advisers, each registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. These subsidiaries are also subject to regulation under various state securities laws. Because they are affiliated with First of America's subsidiary banks, these subsidiaries are subject to certain limitations on their securities activities imposed by federal banking laws.

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

            Name               Age                              Position and Office
--------------------------------------------------------------------------------------------------------------
Daniel R. Smith.............   61     Chairman and Chief Executive Officer of the Registrant.
Richard F. Chormann.........   58     President and Chief Operating Officer of the Registrant.
Donald J. Kenney............   48     Executive Vice President of the Registrant since January 1994;
                                      previously Senior Vice President -- Automation, Operations, Retail
                                      Credit and Mortgage; President and Chief Executive Officer of First of
                                      America's former subsidiary, Champion Federal Savings and Loan
                                      Association in Bloomington, Illinois during 1992 and 1993; Senior Vice
                                      President -- Automation and Operations since 1988.
Thomas W. Lambert...........   54     Executive Vice President and Chief Financial Officer of the Registrant.
John B. Rapp................   59     Executive Vice President of the Registrant.
David B. Wirt...............   56     Executive Vice President of the Registrant.
Lee J. Cieslak..............   56     Chairman and Chief Executive Officer, First of America Bank -- Florida,
                                      FSB since April 1994; previously President and Chief Executive Officer of the former First of America Bank -- Metro Southwest, N.A. since 1989.
William R. Cole.............   57     Chairman and Chief Executive Officer, First of America Bank -- Michigan,
                                      N.A. since 1990 and the former First of America Bank -- West Michigan since 1991.
Robert K. Kinning...........   60     Chairman and Chief Executive Officer, First of America Bank -- Illinois,
                                      N.A. since October 1994; previously President and Chief Executive
                                      Officer of the former First of America Bank -- Central since 1986.
Malcolm C. Pownall..........   52     Chairman and Chief Executive Officer, First of America -- Indiana since
                                      October 1994; previously President of First of America Bank -- Indiana since 1990.
--------------------------------------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The Registrant is headquartered in Kalamazoo, Michigan.

    The Registrant's subsidiaries operate a total of 613 offices, a majority of which are owned by the respective banks with the remaining offices under lease agreements. Reference is made to Note 9 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" included later in this document for further information regarding the terms of these leases. All of these offices are considered by management to be well maintained and adequate for the purpose intended.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the three months ended December 31, 1995.

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

    Common stock dividends, payable in cash, were declared on a quarterly basis during 1995 and 1994. The dividends declared per common share totaled $1.72 during 1995 and $1.64 during 1994. Restrictions on the Registrant's ability to pay dividends are described in Note 11 in the paragraph beginning "The various loan agreements" and in Note 14 of the Registrant's "Notes to Consolidated Financial Statements" included under "Item 8. Financial Statements and Supplementary Data" included later in this document.

    The number of record holders of the Registrant's common stock as of December 31, 1995 was 31,300.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to the following information included in "Item 7. Management's Discussion and Analysis -- Table II" under the caption "Selected Financial Data": the line items "Interest income" through "Fully diluted" earnings per share, "Cash dividends declared per common share," "Total assets" and "Long-term debt" for the years 1991 through 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following financial review discusses the performance of First of America, on a consolidated basis, for the three years ended December 31, 1995, and should be read in conjunction with the consolidated financial statements and notes thereto.

MERGERS AND ACQUISITIONS

    Table I below and Note 2 of the Notes to Consolidated Financial Statements, included later in this document, summarize First of America's business combinations for the past three years.

BUSINESS COMBINATIONS                                                    TABLE I
($ in thousands)
--------------------------------------------------------------------------------

              1995                                   1994                                    1993
-----------------------------------------------------------------------------------------------------------------
                           Assets                                 Assets                                  Assets
        Affiliate          Acquired          Affiliate           Acquired             Affiliate          Acquired
-----------------------------------------------------------------------------------------------------------------
New England Trust                    Presidential Holding                     Kewanee Investing
  Company................  $1,576    Corporation..............  $  256,352    Company, Inc. ...........  $ 29,776
Underwriting Consultants,                                                     Citizens Federal Bank (14
  Inc. ..................   1,255    F & C Bancshares, Inc....     379,791    Branches)................   499,337
West Suburban Financial                                                       Pioneer Mortgage Co.
  Corporation............      12    First Park Ridge                         (five offices)...........        --
                                     Corp. ...................     327,391
                           ------                                                                        --------
                                     LGF Bancorp, Inc. .......     412,336
                                     Goldome Federal
                                       Branches...............     376,858
                                                                ----------
                           $2,843                               $1,752,728                               $529,113
-----------------------------------------------------------------------------------------------------------------

    On January 1, 1995, First of America acquired New England Trust Company, an investment management firm based in Providence, Rhode Island, with $600 million in assets under management. Also during 1995, First of

America acquired Underwriting Consultants, Inc. and West Suburban Financial Corporation (renamed First of America Insurance Group - Illinois, Inc.), insurance companies which specialize in personal and commercial life and casualty insurance. These acquisitions provide opportunities for further diversification of revenue sources.

1995 HIGHLIGHTS

    Net income for 1995 was $236.7 million, up 7.3 percent compared with the $220.5 million earned in 1994, and earnings per share were $3.73 versus $3.69. The current year's results reflected the impact of increased non-interest income, $16.3 million in branch sale gains, and controlled expense levels. Non-interest expense was virtually level with a year ago, as benefits achieved from the internal restructuring and reduced FDIC premiums offset additional expense from acquisitions completed on December 31, 1994, and $13.2 million in restructuring charges. In 1993 record gains on the sale of mortgages and securities contributed to that year's net income of $247.4 million, or $4.14 per fully diluted share.

    Return on average assets was 1.00 percent for full year 1995 and improved as the year progressed, beginning at 0.79 percent for the first quarter and ending the year at 1.13 percent for the fourth quarter. Return on average assets for 1994 was 0.98 percent and 1.20 percent for 1993. Return on average equity was down for the year-over-year comparison, 13.89 percent compared with 14.44 percent, as growth in equity offset the higher earnings. Return on average equity was 17.50 percent in 1993.

    Asset quality remained strong, showing only slight deterioration from 1994's record measures. Nonperforming assets were 0.63 percent of total assets, up slightly from 0.57 percent at December 31, 1994, but lower than the 0.86 percent reported at year-end 1993. Net charge-offs as a percent of average loans followed the same trend and was 0.47 percent, 0.39 percent and 0.53 percent, respectively, for 1995, 1994 and 1993. The allowance for loan losses as a percent of total loans did increase, however, to 1.50 percent at year-end 1995 compared with 1.36 percent at year-end 1994, as the provision for loan loss expense covered net charge-offs by 117 percent and total loans decreased 4.5 percent. The allowance as a percent of total loans was 1.31 percent at December 31, 1993.

    Total assets were $23.6 billion at December 31, 1995, a 3.9 percent decrease compared with the $24.6 billion reported at December 31, 1994. The decrease can be attributed to strategies aimed at trimming the balance sheet and to the securitization of $500 million in credit card receivables during June 1995. Total assets were $21.2 billion at December 31, 1993. Excluding the credit card securitization, total loans decreased 1.5 percent due to pricing strategies implemented to improve the profitability of the installment and residential mortgage portfolios. The commercial and commercial mortgage portfolios, however, experienced steady growth during 1995, up 11.0 percent from the previous year.

    Total shareholders' equity increased 15.8 percent to $1.8 billion at December 31, 1995. The increase resulted from earnings retention of $128.0 million and the $118.2 million positive change in the adjustment to equity for Available for Sale securities. The higher equity level resulted in an increase in the book value per share, which was $28.89 at December 31, 1995 compared with $25.12 and $25.60 for year-ends 1994 and 1993. The risk-based capital ratio of
12.89 percent at year-end 1995 was the highest reported by First of America since it began computing risk-based ratios in 1989. The regulatory requirement for this ratio is 8 percent.

    In August 1995, the Board of Directors increased the annual cash dividend paid per common share by 5 percent to $1.76. This increase indicated the Board's continued confidence in First of America's profitability and represents the thirteenth year in a row that the dividend was increased.

SELECTED FINANCIAL DATA                                                 TABLE II
($ in thousands, except per share data)

                                  5 Year
                                Compounded                            Year Ended December 31,
                                  Growth    ----------------------------------------------------------------------------
                                   Rate        1995          1994         1993         1992         1991         1990
------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Interest income.................     3.4%   $ 1,796,524    1,600,877    1,510,966    1,596,127    1,537,861    1,519,841
Interest expense................     0.7        872,528      662,142      608,949      721,300      786,910      841,142
                                            -----------   -----------  -----------  -----------  -----------  -----------
Net interest income.............     6.4        923,996      938,735      902,017      874,827      750,951      678,699
Provision for loan losses.......    15.4         91,488       86,571       84,714       78,809       71,030       44,782
Total non-interest income.......    13.8        346,100      284,373      292,184      261,316      209,900      181,558
Total non-interest expense......     6.2        815,271      813,418      763,528      796,348      665,732      602,319
Applicable income tax expense...    16.7        126,629      102,616       98,574       91,506       64,625       58,628
Extraordinary item, net of
  tax...........................     n/a             --           --           --      (21,956)          --           --
------------------------------------------------------------------------------------------------------------------------
Net income......................     8.9%   $   236,708      220,503      247,385      147,524      159,464      154,528
------------------------------------------------------------------------------------------------------------------------
Net income applicable to common
  stock.........................    11.4%   $   236,708      220,503      241,232      135,015      144,028      137,818
------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF
  COMMON STOCK
  Primary.......................     7.3%   $      3.73         3.69         4.20         2.46         2.69         2.62
  Fully diluted.................     7.3           3.73         3.69         4.14         2.46         2.69         2.62
Average common shares
  outstanding ("000")...........     3.8         63,501       59,812       57,417       54,842       53,536       52,622
Cash dividends declared per
  common share..................     8.4    $      1.72         1.64         1.55         1.34         1.24         1.15
Primary book value per common
  share.........................     8.8          28.89        25.12        25.60        22.12        20.58        18.97
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET SUMMARY
ASSETS:
Cash and due from banks.........     3.3%   $ 1,207,062    1,060,788      903,517      918,960    1,000,578    1,028,159
Federal funds sold, resale
  agreements and time
  deposits......................    13.0        269,737       55,271       74,909      175,030      254,333      146,175
Securities:
  Held to maturity..............     n/a             --    3,112,876    1,856,623    3,489,626    4,261,360    3,775,030
  Available for sale............     n/a      5,060,746    2,587,626    3,261,481           --           --           --
  Held for sale.................     n/a             --           --           --    1,137,420           --           --
Loans -- net of unearned
  income........................     7.4     16,076,942   16,834,858   14,394,155   13,756,017   13,228,027   11,228,221
Allowance for loan losses.......    12.0       (241,182)    (228,115)    (188,664)    (176,793)    (174,882)    (137,012)
Other assets....................    10.4      1,226,790    1,145,398      928,450      846,507      900,552      749,379
------------------------------------------------------------------------------------------------------------------------
Total assets....................     7.0%   $23,600,095   24,568,702   21,230,471   20,146,767   19,469,968   16,789,952
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Deposits........................     5.2%   $19,342,467   20,200,266   18,243,703   18,035,553   17,483,232   15,016,343
Short term borrowings...........    44.3      1,649,965    1,882,739      994,578      338,023      282,225      264,049
Long term debt..................    22.2        490,315      681,236      254,193      254,051      260,398      179,899
Other liabilities...............    13.5        289,367      225,573      214,560      183,649      176,745      153,658
Total shareholders' equity......     9.2      1,827,981    1,578,888    1,523,437    1,335,491    1,267,368    1,176,003
------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity....     7.0%   $23,600,095   24,568,702   21,230,471   20,146,767   19,469,968   16,789,952
------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average total
  equity........................                  13.89%       14.44        17.50        11.38        13.07        13.70
Return on average assets........                   1.00         0.98         1.20         0.75         0.95         0.98
Net interest margin (a).........                   4.28         4.58         4.86         4.98         5.07         4.92
Total shareholders' equity to
  assets at year-end............                   7.75         6.43         7.18         6.63         6.51         7.00
------------------------------------------------------------------------------------------------------------------------

(a) Fully taxable equivalent based on a marginal federal income tax rate of 35% for 1995, 1994 and 1993, and 34% for prior years.

INCOME ANALYSIS

    NET INTEREST INCOME. Net interest income on a fully taxable equivalent (FTE) basis was $940.0 million, down 2.0 percent from $955.7 million in 1994. The lower net interest margin for 1995, 4.28 percent versus 4.58 percent, offset the
5.2 percent increase in average earning assets which was primarily the result of the acquisitions completed at year-end 1994. Net interest income for 1995 was also reduced by the securitization of $500 million in credit card receivables during June 1995, which shifted revenue from interest income to non-interest fee revenue. For 1994 compared with 1993, net interest income FTE increased 3.3 percent due to a higher level of average earning assets offsetting the impact of a lower net interest margin.

    Total interest income FTE grew 12.0 percent in 1995. As illustrated in Table III, the increase resulted from both a higher volume of earning assets and higher asset yields. On the other hand, interest expense was up 31.8 percent mainly as a result of increased rates on interest-bearing liabilities. The combination of the changes in interest income FTE and interest expense resulted in the 2.0 percent decrease in net interest income FTE.

    Table III presents a summary of the changes in net interest income resulting from changes in volumes and rates for 1995 and 1994. Net interest income, average balance sheet amounts, and the corresponding yields and costs for the years 1990 through 1995 are shown in Table IV.

VOLUME/RATE                                                            TABLE III
($ in thousands)

                                          1995 Change From 1994 Due To           1994 Change From 1993 Due To
----------------------------------------------------------------------------------------------------------------
                                         Volume       Rate       Total         Volume       Rate         Total
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans (FTE)..........................   $119,442      77,146     196,588       111,385      (50,000)      61,385
Taxable securities...................    (12,571)     13,618       1,047        44,597       (4,370)      40,227
Tax exempt securities (FTE)..........     (7,188)        750      (6,438)      (18,389)       1,080      (17,309)
Money market investments.............      1,482       2,021       3,503          (668)         163         (505)
----------------------------------------------------------------------------------------------------------------
Total interest income (FTE)..........   $101,165      93,535     194,700       136,925      (53,127)      83,798
----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest bearing deposits............   $ 16,197     141,030     157,227        25,696      (28,260)      (2,564)
Short term borrowings................     16,754      23,541      40,295        31,792       10,051       41,843
Long term debt.......................      9,717       3,148      12,865        14,892         (978)      13,914
----------------------------------------------------------------------------------------------------------------
Total interest expense...............   $ 42,668     167,719     210,387        72,380      (19,187)      53,193
----------------------------------------------------------------------------------------------------------------
Change in net interest income........   $ 58,497     (74,184)    (15,687)       64,545      (33,940)      30,605
----------------------------------------------------------------------------------------------------------------

* Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. Non-taxable income has been adjusted to a fully taxable equivalent basis.

--------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES                      TABLE IV
($ in thousands)

         Year Ended December 31,                          1995                                1994                     1993
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Average                             Average
                                                          Interest     Rate                   Interest     Rate
                                              Average      Income/    Earned/     Average      Income/    Earned/     Average
                                              Balance      Expense     Paid       Balance      Expense     Paid       Balance
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments..................  $   108,480       5,852     5.39%   $    72,736       2,349     3.23%   $    93,662
Investment securities:
U.S. Treasury, federal agencies and
 other....................................    5,103,380     301,145     5.90      5,319,354     303,098     5.70      4,537,814
State and municipal securities(1).........      222,055      21,858     9.84        306,946      25,296     8.24        530,407
Total loans(1)(2).........................   16,532,752   1,483,709     8.97     15,172,618   1,287,121     8.48     13,875,584
                                            -----------   ---------             -----------   ---------             -----------
Total earnings assets/total interest
 income(1)................................   21,966,667   1,812,564     8.25     20,871,654   1,617,864     7.75     19,037,467
                                            -----------   ---------             -----------   ---------             -----------
Less allowance for loan losses............      234,933                             206,703                             182,594
Cash and due from banks...................      919,598                             892,959                             839,506
Other assets..............................    1,100,940                             992,857                             850,783
-------------------------------------------------------------------------------------------------------------------------------
Total.....................................  $23,752,272                         $22,550,767                         $20,545,162
===============================================================================================================================
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts(3)...............  $ 3,444,077      59,342     1.72%   $ 3,948,604      59,476     1.51%   $ 3,980,815
Money market savings accounts(3)..........    4,254,533     166,906     3.92      3,551,445     110,220     3.10      3,009,796
Time deposits.............................    9,105,938     498,913     5.48      8,849,576     398,239     4.50      8,638,044
                                            -----------   ---------             -----------   ---------             -----------
Total interest-bearing deposits...........   16,804,548     725,161     4.32     16,349,625     567,935     3.47     15,628,655
Short term borrowings.....................    1,647,634     100,684     6.11      1,325,584      60,389     4.56        575,074
Long term debt............................      616,357      46,683     7.57        485,494      33,818     6.97        272,297
                                            -----------   ---------             -----------   ---------             -----------
Total interest-bearing liabilities/total
 interest expense.........................   19,068,539     872,528     4.58     18,160,703     662,142     3.65     16,476,026
                                            -----------   ---------             -----------   ---------             -----------
Demand deposits...........................    2,710,566                           2,665,183                           2,463,534
Other liabilities.........................      269,073                             197,330                             191,922
Non-redeemable preferred/preference
 stock....................................           --                                  --                              74,586
Common shareholders' equity...............    1,704,094                           1,527,551                           1,339,094
-------------------------------------------------------------------------------------------------------------------------------
Total.....................................  $23,752,272                         $22,550,767                         $20,545,162
===============================================================================================================================
Interest income/earning assets............                              8.25%                               7.75%
Interest expense/earning assets...........                              3.97                                3.17
-------------------------------------------------------------------------------------------------------------------------------
Net interest margin/earning assets........                              4.28%                               4.58%
===============================================================================================================================


         Year Ended December 31,                                                1992                           1991
------------------------------------------------------------------------------------------------------------------------------
                                                        Average                             Average
                                            Interest     Rate                   Interest     Rate                   Interest
                                             Income/    Earned/     Average      Income/    Earned/     Average      Income/
                                             Expense     Paid       Balance      Expense     Paid       Balance      Expense
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments..................      2,854     3.05%   $   233,757       9,090     3.89%   $   273,208      17,679
Investment securities:
U.S. Treasury, federal agencies and
 other....................................    262,871     5.79      3,898,195     274,048     7.03      3,267,738     274,884
State and municipal securities(1).........     42,605     8.03        493,785      46,369     9.39        580,307      56,640
Total loans(1)(2).........................  1,225,736     8.83     13,435,991   1,291,724     9.61     11,276,061   1,217,808
                                            ---------             -----------   ---------             -----------   ---------
Total earnings assets/total interest
 income(1)................................  1,534,066     8.06     18,061,728   1,621,231     8.98     15,397,314   1,567,011
                                            ---------             -----------   ---------             -----------   ---------
Less allowance for loan losses............                            176,595                             139,332
Cash and due from banks...................                            818,279                             785,798
Other assets..............................                            870,879                             754,446
-------------------------------------------------------------------------------------------------------------------------------
Total.....................................                        $19,574,291                         $16,798,226
===============================================================================================================================
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts(3)...............     82,664     2.08%   $ 2,820,091      86,568     3.07%   $ 2,375,565     105,904
Money market savings accounts(3)..........     78,738     2.62      3,972,004     128,820     3.24      3,829,647     186,406
Time deposits.............................    409,097     4.74      8,520,485     476,215     5.59      6,804,895     469,094
                                            ---------             -----------   ---------             -----------   ---------
Total interest-bearing deposits...........    570,499     3.65     15,312,580     691,603     4.52     13,010,107     761,404
Short term borrowings.....................     18,546     3.22        216,352       8,104     3.75        177,834       9,424
Long term debt............................     19,904     7.31        248,032      21,593     8.71        176,780      16,082
                                            ---------             -----------   ---------             -----------   ---------
Total interest-bearing liabilities/total
 interest expense.........................    608,949     3.70     15,776,964     721,300     4.57     13,364,721     786,910
                                            ---------             -----------   ---------             -----------   ---------
Demand deposits...........................                          2,301,768                           2,064,849
Other liabilities.........................                            198,633                             148,626
Non-redeemable preferred/preference
 stock....................................                            140,952                             165,730
Common shareholders' equity...............                          1,155,974                           1,054,300
-------------------------------------------------------------------------------------------------------------------------------
Total.....................................                        $19,574,291                         $16,798,226
===============================================================================================================================
Interest income/earning assets............                8.06%                               8.98%
Interest expense/earning assets...........                3.20                                4.00
-------------------------------------------------------------------------------------------------------------------------------
Net interest margin/earning assets........                4.86%                               4.98%
-------------------------------------------------------------------------------------------------------------------------------

         Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                            Average
                                             Rate
                                            Earned/
                                             Paid
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments..................    6.47%
Investment securities:
U.S. Treasury, federal agencies and
 other....................................    8.41
State and municipal securities(1).........    9.76
Total loans(1)(2).........................   10.80

Total earnings assets/total interest
 income(1)................................   10.18

Less allowance for loan losses............
Cash and due from banks...................
Other assets..............................
-------------------------------------------------------------------------------------------------------------------------------

Total.....................................
===============================================================================================================================

LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts(3)...............    4.46%
Money market savings accounts(3)..........    4.87
Time deposits.............................    6.89

Total interest-bearing deposits...........    5.85
Short term borrowings.....................    5.30
Long term debt............................    9.10

Total interest-bearing liabilities/total
 interest expense.........................    5.89

Demand deposits...........................
Other liabilities.........................
Non-redeemable preferred/preference
 stock....................................
Common shareholders' equity...............
-------------------------------------------------------------------------------------------------------------------------------

Total.....................................
===============================================================================================================================

Interest income/earning assets............   10.18%
Interest expense/earning assets...........    5.11
-------------------------------------------------------------------------------------------------------------------------------

Net interest margin/earning assets........    5.07%
-------------------------------------------------------------------------------------------------------------------------------

(1) Interest income on obligations of states and political subdivisions and on tax exempt commercial loans has been adjusted to a fully taxable equivalent basis using a marginal federal tax rate of 35% for 1995, 1994 and 1993, and 34% for prior years.

(2) Non-accrual loans are included in average loan balances.

(3) In 1995, 1994 and 1993, money market checking accounts are included in "Savings and NOW accounts"; in prior years, they are included in "Money market savings accounts."

    NET INTEREST MARGIN. The net interest margin was 4.28 percent in 1995 lower than the 4.58 percent reported in 1994, due in part to the acquisition of higher priced thrift deposits at December 31, 1994. The margin was also reduced by approximately 6 basis points as a result of the securitization of $500 million in credit card receivables completed in June 1995. During 1995 management implemented specific strategies to improve the core margin, such as steps to increase the interest spread on newly originated installment and residential mortgage loans, changes to deposit product pricing and mix and decreased reliance on short-term borrowings. As a result of these strategies, the core margin showed improvement during the last six months of 1995. If the first and second quarter margins are normalized for the impact of the credit card securitization, the margins would have been as follows: first quarter, 4.17 percent; second quarter, 4.16 percent; third quarter, 4.23 percent; fourth quarter, 4.32 percent.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is based on the current level of net charge-offs and management's assessment of the credit risk inherent in the loan portfolio. For 1995, the provision for loan losses was increased 5.7 percent to $91.5 million from $86.6 million in 1994 to adequately cover net charge-offs and the higher risk of loss beginning to be experienced in the credit card and installment loan portfolios. The 1993 provision was $84.7 million. The 117 percent coverage of net charge-offs by the provision for loan losses and the securitization of the $500 million in credit card receivables contributed to the higher allowance as a percent of total loans ratio which was
1.50 percent, up from 1.36 percent at December 31, 1994 and 1.31 percent at December 31, 1993.

    As a percent of average assets, the 1995 provision was 0.39 percent compared with the 0.38 percent and 0.41 percent reported for 1994 and 1993, respectively. Additional information on the provision for loan losses, net charge-offs and nonperforming assets is provided in Tables IX and XI and under the caption,"Credit Risk Profile," presented later in this discussion.

    NON-INTEREST REVENUE. Non-interest revenue of $346.1 million was up 21.7 percent over 1994. Included in this total were $16.3 million in branch sale gains related to internal restructuring and $17.6 million in net servicing fees from the credit card securitization. Excluding these two components, total non-interest revenue would have increased 9.8 percent over 1994. Non-interest revenue totaled $284.4 million in 1994 and $292.2 million in 1993. Record gains on the sale of securities and mortgages during 1993 were the primary reasons for the higher level of non-interest revenue in 1993 compared with 1994. Table V presents the trends in the major components of non-interest revenue from 1991 to 1995.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE                             TABLE V
($ in thousands)

                                                                                                                 Change
                                                                                                               1995/1994
-----------------------------------------------------------------------------------------------------------------------------
                                                     1995       1994       1993       1992       1991      Amount     Percent
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST REVENUE
Service charges on deposits.....................   $100,281     89,164     84,648     79,522     70,318     11,117      12.5%
Trust and financial services revenue............     94,179     81,717     77,290     68,850     60,904     12,462      15.3
Investment securities transactions..............         62      5,349     16,753     14,993      1,088     (5,287)   (98.8)
Other operating revenue.........................    151,578    108,143    113,493     97,951     77,590     43,435      40.2
------------------------------------------------------------------------------------------------------------------
Total non-interest revenue......................   $346,100    284,373    292,184    261,316    209,900     61,727      21.7
============================================================================================================================
NON-INTEREST EXPENSE
Personnel.......................................   $430,977    430,563    403,119    410,854    361,187        414       0.1%
Occupancy, net..................................     64,108     60,471     55,093     57,286     50,413      3,637       6.0
Equipment.......................................     59,322     56,111     53,376     63,134     51,474      3,211       5.7
Data processing.................................     18,825     17,524     14,963     10,380     11,448      1,301       7.4
Amortization of intangibles.....................     21,146     16,577      8,902     38,336     10,303      4,569      27.6
FDIC premiums...................................     28,373     42,055     39,680     38,711     31,032    (13,682)   (32.5)
Other operating expense.........................    192,520    190,117    188,395    177,647    149,875      2,403       1.3
------------------------------------------------------------------------------------------------------------------
Total non-interest expense......................   $815,271    813,418    763,528    796,348    665,732      1,853       0.2
============================================================================================================================
Non-interest revenue as a percent of
  average assets................................       1.46%      1.26       1.42       1.33       1.25
Non-interest expense as a percent of
  average assets................................       3.43       3.61       3.72       4.07       3.96
Burden ratio....................................       1.97       2.35       2.30       2.74       2.71
Efficiency ratio................................      63.39      65.59      62.72      68.58      67.25
Efficiency ratio, excluding FDIC premiums.......      61.18      62.20      59.46      65.24      64.11
============================================================================================================================

    Service charges on deposit accounts remained the largest component of non-interest revenue in 1995. New fee structures initiated during the year and a slightly higher volume of non-interest transaction deposits, accounted for the
12.5 percent increase over a year ago.

    In total, trust and financial services revenue increased 15.3 percent over a year ago. Traditional trust fees increased 12.6 percent as a result of the additional $600 million in managed assets acquired with the New England Trust Company and the higher market value of managed assets upon which fees are assessed. Other financial services fees, derived from brokerage services and investment advisory services, increased 22.4 percent as investment activity rebounded from 1994. Total revenue from the sale of Parkstone and other mutual funds and annuities was $9.6 million compared with $8.7 million in 1994.

    Net gains on the sales of investment securities totaled $0.1 million compared with $5.3 million in 1994 and $16.8 million in 1993. During December 1995, First of America transferred all of its Held to Maturity securities into the Available for Sale classification. More detail on that reclassification is provided in Note 4 of the Notes to Consolidated Financial Statements included later in this document. At December 31, 1995, the amortized cost of Available for Sale securities totaled $5.0 billion and had a corresponding market value of $5.1 billion which resulted in a $25.9 million positive adjustment to shareholders' equity.

    Bank card revenue totaled $60.4 million, up 39.9 percent over the $43.2 million earned in 1994. The 1995 total included $17.6 million in net fees from the credit card securitization. Excluding these fees, bank card revenue would have been level with a year ago. The securitization, completed during June, shifted revenue from interest income to fee revenue but had minimal impact on net income; its benefit was that the funds it provided allowed the company to reduce short-term borrowings. Bank card revenue totaled $40.0 million in 1993. The managed credit card portfolio, which includes the $835 million in receivables remaining on the balance sheet and the securitized receivables, was $1.3 billion at December 31, 1995, level with a year ago as fewer promotional initiatives were implemented in 1995.

    Mortgage banking revenue of $31.5 million increased 30.5 percent over 1994. The main reasons for the increase were a $4.1 million gain on the sale of servicing rights and $3.5 million in additional gains on the sale of mortgage loans from the adoption of Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" (FAS 122). Impairment expense on the capitalized originated mortgage servicing rights was $95,700. Mortgage originations totaling $1.6 billion were down 24.8 percent from 1994, but increased each quarter throughout 1995. Despite the sale of servicing rights, First of America's outside servicing portfolio was up slightly over a year ago totaling $3.2 billion and added $9.2 million in servicing revenue.

    Other operating revenue increased 46.2 percent over 1994. The largest component of this category, gains on branch sales, totaled $16.3 million and added $0.16 to earnings per share. The review of branch offices to determine their fit with the company's marketing strategies is an ongoing activity, but such scrutiny was intensified during the internal restructuring effort. Excluding branch sale gains, other operating revenue increased 6.3 percent over a year ago. Included in this total were nonaffiliate corporate services at $10.6 million, up 6.6 percent; ATM network fees at $6.6 million, up 7.6 percent; and credit life income at $4.8 million, up 19.8 percent.

    NON-INTEREST EXPENSE. As detailed in Table V, non-interest expense was $815.3 million in 1995, up only 0.2 percent from 1994. Operating efficiencies generated by the internal restructuring and reduced FDIC premiums, down $13.7 million for the year, offset the additional operating expense from acquisitions completed at year-end 1994 and $13.2 million in restructuring charges incurred during 1995. Non-interest expense was 3.61 percent of average assets for 1994 and 3.72 percent for 1993.

    Total personnel cost was $431.0 million in 1995 compared with $430.6 million in 1994 and $403.1 million in 1993. Excluding severance charges, personnel costs were down 1.7 percent from 1994 and represented 1.77 percent of average assets compared with 1.89 percent in 1994. This improvement demonstrates the positive impact the restructuring had on personnel cost, the largest component of non-interest expense. Total full time equivalent employees (FTEs) were 12,690 at December 31, 1995 compared with 14,500 in August 1994 when the restructuring was announced. The lower level of FTEs was achieved even with the addition of 340 FTEs from acquisitions completed since September 30, 1994. Two ratios which measure the progress made through internal efficiencies are the number of FTEs per one million dollars of average assets and net income per FTE. For 1995, there were 0.53 FTEs per one million dollars of average assets compared with
0.56 a year ago, and $18,653 of net income per FTE versus $16,570 a year ago. These ratios were 0.63 and $18,559 for 1993.

    Net occupancy and equipment costs increased 5.9 percent in 1995 to $123.4 million compared with $116.6 million in 1994 and $108.5 million in 1993. The 1995 growth in this expense was largely the result of acquisitions completed late in 1994 and early in 1995.

    Other operating expense, which includes all the other costs of doing business such as advertising, supplies, travel, telephone, professional fees and outside services purchased, was $192.5 million in 1995, up 1.3 percent from 1994's total of $190.1 million. As a percent of average assets, other operating expense was 0.81 percent compared with 0.84 percent in 1994 and 0.92 percent in 1993.

    EFFICIENCY RATIO AND BURDEN RATIO. The efficiency ratio measures non-interest expense as a percent of the sum of net interest income FTE and non-interest income. The lower the ratio, the more efficiently a company's resources produce revenue. Table V presents the efficiency ratio over the last five years. The improvement in this ratio to 63.39 percent for 1995 compared with 65.59 percent a year ago is directly related to revenue growth since total non-interest expense was basically level with a year ago. The growth in non-interest revenue offset the impact of a lower net interest margin and resulting lower net interest income.

    The higher level of non-interest revenue also directly impacted the burden ratio as non-interest revenue was 1.46 percent of average total assets compared with 1.26 percent a year ago. The lower FDIC premiums in 1995 also served to improve the burden ratio to 1.97 percent; one of First of America's long term goals is to maintain this ratio at or below 2.00 percent.

    INCOME TAX EXPENSE. Income tax expense was $126.6 million in 1995 compared with $102.6 million in 1994 and $98.6 million in 1993. The increased income tax expense was primarily related to the 12.4 percent increase in income before taxes. A summary of significant tax components is provided in Note 18 of the Notes to Consolidated Financial Statements included later in this document.

PRO FORMA RESULTS -- CASH APPROACH
     The calculation of "cash earnings" provides an alternative analysis of First of America's results. "Cash earnings" adds back the amortization of intangibles and assumes that all intangibles were charged off against retained earnings upon the original acquisition date of all mergers accounted for as purchases. These pro forma results, as detailed below, indicate that First of America's underlying return on equity for the last two years would have been within the 17 to 18 percent range, which has been the company's stated long term goal. Also earnings per share and return on assets would have been higher than reported. The book value per share, while lower than the reported $28.89 for year-end 1995, would be the equivalent of a reported tangible book value per share. In fact, the tier I leverage ratio, the strictest regulatory capital ratio, remains unchanged under these assumptions since it already excludes intangibles from its computation.

                                                              1995         1994         1993
                                                            --------      -------      -------
Net income..............................................    $255,131      235,093      256,012
Earnings per share......................................        4.02         3.93         4.28
Book value per share (year end).........................       25.30        21.10        23.27
Return on average assets................................        1.09%        1.05         1.25
Return on total equity..................................       17.43        17.77        19.92
Efficiency ratio........................................       61.75        64.26        61.99
Tier I leverage ratio...................................        6.70         5.81         6.43

LINE OF BUSINESS FINANCIAL PERFORMANCE                                  TABLE VI
($ in thousands)

                                                                                       Trust &
                                                   Community     Bank     Mortgage    Financial    Consolidated
      For the year ended December 31, 1995          Banking      Card     Banking     Services       Results
---------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income (FTE).......................   $779,852     96,779     59,403        4,002        940,036
Provision for loan losses.......................     43,259     48,488       (259)          --         91,488
Non-interest income.............................    140,578     61,972     32,418       94,845        329,813
Non-interest expense............................    618,735     59,574     55,114       68,618        802,041
Income tax expense (FTE)........................     97,234     19,097     13,881       11,364        141,576
                                                   ----------------------------------------------------------
Income before one-time gains and charges........   $161,202     31,592     23,085       18,865        234,744
                                                   ===========================================
Gains from branch sales (net of tax)............                                                       10,464
Severance and other one-time charges (net of
  tax)                                                                                                  8,500
                                                                                                   ----------
Net income......................................                                                     $236,708
=============================================================================================================
PERFORMANCE RATIOS
Profit margin (pre-tax).........................      28.08%     31.93      40.26        30.58          29.50
Return on equity................................      12.01      31.93      10.26        49.69          13.89
Efficiency ratio................................      67.22      37.53      60.02        69.42          63.39
=============================================================================================================
1995 RESULTS BY QUARTER (a)
Net income
  First quarter.................................   $ 35,600      9,032      2,939        3,527         47,389
  Second quarter................................     40,546      7,855      7,218        4,560         56,586
  Third quarter.................................     44,847      8,477      7,051        5,410         66,714
  Fourth quarter................................     40,209      6,228      5,877        5,368         66,019
-------------------------------------------------------------------------------------------------------------
Return on equity
  First quarter.................................      11.47%     39.33       5.68        40.13          12.03
  Second quarter................................      12.27      32.56      12.96        49.04          13.49
  Third quarter.................................      12.96      33.39      12.03        55.29          15.17
  Fourth quarter................................      11.31      23.54       9.95        53.20          14.64
-------------------------------------------------------------------------------------------------------------
Efficiency ratio
  First quarter.................................      70.91%     34.64      75.95        75.19          68.80
  Second quarter................................      67.62      37.00      55.46        69.79          64.93
  Third quarter.................................      64.49      38.92      53.36        65.90          60.29
  Fourth quarter................................      65.88      39.59      58.48        67.40          59.79
=============================================================================================================

(a) The consolidated results by quarter include gains on branch sales and charges for severance and other restructuring costs.

LINE OF BUSINESS ANALYSIS

    An objective of First of America's recent restructuring effort was to define specific lines of business which would cross legal entity lines and focus its management and accounting systems accordingly. As a result, First of America now measures the individual performance of four business lines -- community banking, bank card, mortgage banking and trust and financial services -- as well as the performance of certain product lines within those businesses.

    In developing the management accounting system for line of business reporting, certain assumptions and allocations were necessary. Equity was allocated on the basis of required regulatory levels, inherent operational risk or market-determined factors as evidenced by similar independent single business line companies. Support services which were centrally provided were allocated on a per-unit cost basis or in proportion to the balances of assets and liabilities associated with a particular business line. Funds transfer pricing was used to allocate a cost of funds used or a credit for funds provided from market-determined indices. Because of the assumptions and allocations utilized, the financial results of the individual business lines might vary from the actual results if those lines were in fact separate operating entities. While no comparative results from previous years are available, Table VI presents a summarized income statement, performance ratios and selected quarterly information from 1995 for the four business lines identified above.

    COMMUNITY BANKING. The community banking business line is responsible for gathering and managing deposits, lending to commercial and consumer installment customers, and managing the four state branch networks for the delivery of First of America's products and services. It also provides customers with home equity and student loans, international banking services and other general banking services, such as ATM operations and safety deposit boxes.

    Community banking is the core of First of America's business activities, and its contribution to the consolidated net income is the largest of the business lines. In 1995 community banking benefited from the reduction of FDIC premiums at mid-year as evidenced by the increase in its net income from second to third quarter and by the improvement in its efficiency ratio between those same quarters. For the full year, community banking earned a return on allocated equity of 12.01 percent. Excluding the indirect lending product line and the start-up effort in Florida, it would have earned 15.47 percent on its allocated equity. Investment in Florida's physical franchise, advertising and other developmental activities significantly affected its 1995 results; however, progress was made on re-mixing its customer base and changing its product offerings. The performance of the indirect lending product line was lowered by the lingering effect of pricing competition in 1994 and the deterioration of credit quality during 1995 which necessitated a higher provision for loan losses particularly in the fourth quarter. Further credit quality problems are not anticipated, and management has taken steps to improve the interest spreads on newly originated indirect installment loans.

    Community banking's non-interest expense included virtually all of the goodwill amortization included in the corporation's consolidated financial results, a total of $21.1 million in 1995. Without that amortization, its efficiency ratio and return on allocated equity would have been 63.99 percent and 13.62 percent, respectively.

    BANK CARD. Bank card is responsible for managing and servicing First of America's $1.5 billion managed portfolio of credit card and other revolving loans, as well as the merchant services operation. In addition to the managed portfolio of VISA/Mastercard credit cards, bank card manages affinity cards for 30 groups and offers a FirstAir card. The revolving portfolio remained relatively level with 1994 as fewer customer promotions were initiated than in previous years. In 1996, renewed emphasis will be placed on promoting the VISA/Mastercard portfolio.

    This business line was a strong performer during 1995 with an efficiency ratio of 37.53 percent and a return on allocated equity of 31.93 percent. As the year progressed, the provision for loan losses was increased in order to provide for net charge-offs which also rose. This reflected a trend in consumer debt which was generally experienced across the industry. As a result, the bank card's quarterly net income and return on allocated equity declined over the second half of the year as indicated in Table VI.

    MORTGAGE BANKING. Mortgage banking originates all residential mortgages across First of America's four community banking states and in separate origination offices in Arizona, Missouri, North Carolina and South Carolina. The loans are originated both for portfolio retention and sale to the secondary market. Mortgage banking also provides servicing for First of America's entire portfolio and a $3.2 billion portfolio for external investors. Since mortgage banking is responsible for originating, servicing and managing First of America's residential loan portfolio, the portfolio's interest income and related funds transfer charge are included in mortgage banking's net income.

    Mortgage banking earned the lowest return on allocated equity of the four business lines in 1995. Its results can vary substantially from period to period since origination activity is rate-sensitive, and gains on loan sales vary directly with the volume of originations. Some seasonality was evident in the 1995 results with net income highest during the second and third quarters when origination activity was at its peak. FAS 122 added $3.5 million in pre-tax gains during the year and a sale of servicing rights contributed $4.1 million in pre-tax gains during the second quarter.

    TRUST AND FINANCIAL SERVICES. Trust and financial services provides traditional trust services to individuals and institutions, as well as investment management and brokerage services. It also manages First of America's proprietary mutual funds, The Parkstone Group of Funds and recently began offering certain insurance services and annuity products.

    This business line earned the highest return on allocated equity at 49.69 percent. The nature of its business activity -- fee generating and personnel intensive -- will generally result in comparatively higher returns on equity and higher efficiency ratios. Net income climbed steadily over the year, in part due to the increasing market value of its managed assets upon which fees are assessed. Its managed assets totaled $15.6 billion at year-end 1995, up 18.3 percent from the previous year.

CREDIT RISK PROFILE

    First of America's community banking structure helps minimize its credit risk exposure. Community banking means that loans are made in local markets to consumers and small to mid-sized businesses from deposits gathered in the same market. A centralized, independent loan review staff evaluates the loan portfolio of each line of business on a regular basis and shares its evaluation with the management of the business line as well as corporate management.

    First of America's loan portfolio includes a large percentage of loans with balances less than $100,000 which effectively reduces total portfolio risk. At year-end 1995, consumer installment and revolving loans totaled 28.0 percent of the total portfolio, one-to-four family residential mortgages and home equity loans accounted for 32.2 percent, commercial loans totaled 16.1 percent, and commercial mortgages totaled 23.7 percent. First of America does not have any concentrations of credit to any specific borrower or within any geographic area. The total loan portfolio, as presented in Table VII, was $16.1 billion at year-end 1995, down slightly from the $16.8 billion a year ago.

COMPONENTS OF THE LOAN PORTFOLIO                                       TABLE VII
($ in thousands)

                  December 31,                        1995           1994          1993          1992          1991
----------------------------------------------------------------------------------------------------------------------
Consumer, net...................................   $ 4,504,255     5,799,025     5,062,173     4,288,431     4,060,126
Commercial, financial and agricultural..........     2,589,038     2,344,969     2,148,663     2,170,715     2,223,202
Real estate -- construction.....................       514,612       438,067       252,839       300,954       342,944
Real estate -- mortgage.........................     8,469,037     8,252,797     6,930,480     6,995,917     6,601,755
----------------------------------------------------------------------------------------------------------------------
Total loans.....................................   $16,076,942    16,834,858    14,394,155    13,756,017    13,228,027
======================================================================================================================

    CONSUMER LOANS. First of America's consumer loan portfolio, which includes indirect and direct installment loans, credit cards and other revolving loans, declined 22.3 percent from 1994's level. The managed credit card portfolio at $1.3 billion remained level with 1994. First of America offers its credit card products in all fifty states; the largest portion of the portfolio, 56 percent, was to customers in its four operating states. As a percent of average loans, the net charge-offs for the managed portfolio were 3.23 percent in 1995 compared with 2.14 percent in 1994.

    The consumer installment portfolio was $3.5 billion at December 31, 1995, down 17.9 percent from the previous year due to the combination of intense competition within the industry and First of America's more stringent pricing policies. First of America's consumer installment loans originate primarily from its four state operating area. The net charge-offs as a percent of average consumer installment loans were 0.91 percent in 1995 and 0.36 percent in 1994. Management increased the provision for loan losses in 1995 to adequately cover the estimated risk of loss in this portfolio and, unless there is a serious economic downturn, does not expect further significant deterioration in its credit quality.

    RESIDENTIAL MORTGAGE LOANS. At December 31, 1995, residential mortgage loans totaled $5.2 billion compared with $5.3 billion at year-end 1994. Originations of residential mortgage loans during 1995 were $1.6 billion compared with $2.2 billion in 1994. The average loan size in the balance sheet portfolio was $57,200, and the loans in portfolio were originated within First of America's four home states. First of America's portfolio continued to have excellent credit quality measurements. Net charge-offs as a percent of average residential mortgage loans were 0.01 percent in 1995 and 0.02 in 1994.

    At December 31, 1995, residential mortgage loans held for sale, originated at prevailing market rates, totaled $101.3 million with a market value of $104.1 million. These residential mortgages are closed and therefore included in outstandings on the balance sheet. In addition, First of America has entered into commitments to originate residential mortgage loans, at prevailing market rates, totaling $48.9 million. Mandatory commitments to deliver mortgage loans to investors, at prevailing market rates, totaled $125.0 million as of December 31, 1995.

    COMMERCIAL AND COMMERCIAL MORTGAGE LOANS. First of America's commercial and commercial mortgage loan portfolio is comprised primarily of loans to small and mid-sized businesses within the local markets of its four operating states. Evidence of this philosophy is the average loan size within this portfolio at year-end which was $48,000 for commercial loans and $235,000 for commercial mortgages, allowing for a more diverse customer base and limiting the exposure from any one borrower. First of America has no foreign loans, no highly leveraged transactions and no syndicated purchase participations. Maturity and rate sensitivity of selected loan categories is presented in Table VIII.

    First of America's commercial and commercial mortgages demonstrated the highest growth of any of the portfolios during 1995. This portfolio grew 11.0 percent to $6.4 billion compared with $5.8 billion at year-end 1994. Total non-performing commercial and commercial mortgage loans as a percent of outstandings decreased to 1.38 percent from 1.44 percent a year ago, and net charge-offs as a percent of average loans was 0.09 percent compared with 0.22 percent for 1994.

MATURITY AND RATE SENSITIVITY OF SELECTED LOANS                       TABLE VIII
($ in thousands)

                                                                   One year
                                                                      to        After
                                                      One year       five        five
                December 31, 1995                     or less       years       years        Total
-----------------------------------------------------------------------------------------------------
Commercial, financial and agricultural............   $1,430,411     710,316     155,847     2,296,574
Commercial tax-exempt.............................       40,808     108,396     143,260       292,464
Real estate construction..........................      314,236     141,834      58,542       514,612
-----------------------------------------------------------------------------------------------------
Total.............................................   $1,785,455     960,546     357,649     3,103,650
=====================================================================================================
TOTAL LOANS ABOVE DUE AFTER ONE YEAR:
With predetermined interest rate..................                 $462,857     190,516       653,373
With floating or adjustable interest rates........                  497,689     167,133       664,822
-----------------------------------------------------------------------------------------------------
Total.............................................                 $960,546     357,649     1,318,195
=====================================================================================================

    ASSET QUALITY. Non-performing assets, including nonaccrual loans, renegotiated loans and other real estate owned, totaled $147.6 million or 0.63 percent of total assets. Non-performing assets were 0.57 percent and 0.86 percent of total assets at year-end 1994 and 1993, respectively. Total non-performing loans, other real estate owned and other loans of concern for the past five years are detailed in Table IX.

RISK ELEMENTS IN THE LOAN PORTFOLIO                                     TABLE IX
($ in thousands)

               December 31,                    1995        1994        1993        1992        1991
-----------------------------------------------------------------------------------------------------
Non-accrual loans.........................   $104,174      96,814     121,186     126,619     116,995
Restructured loans........................     12,327       4,852      10,879      20,669      16,837
Other real estate owned...................     31,103      38,662      50,595      48,699      34,601
                                             --------    --------    --------    --------    --------
  Non-performing assets...................    147,604     140,328     182,660     195,987     168,433
Past due loans 90 days or more
  (excluding the above two categories)....     28,124      18,208      23,462      20,887      32,499
Other loans of concern....................     17,660      31,653      53,206      37,663      37,189
-----------------------------------------------------------------------------------------------------
Total.....................................   $193,388     190,189     259,328     254,537     238,121
=====================================================================================================

    Other loans of concern which represent loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms totaled $17.7 million at year-end 1995, a decrease of 44.2 percent from 1994's year-end total of $31.7 million. While management has identified these loans as requiring additional monitoring, they do not necessarily represent future non-performing loans.

    The allowance for loan losses is determined by management taking into consideration past charge-off experience, estimated loss exposure on specific loans and the current and projected economic climate. Management evaluates the adequacy of the allowance for loan losses quarterly based on information compiled by the corporate loan review area. Management's allocation of the allowance for loan losses over the last five years is presented in Table X. The amounts indicated for each loan type include amounts allocated for specific loans as well as a general allocation.

    The allowance coverage of non-performing loans at year-end 1995 was 207.02 percent compared with 224.38 percent at year-end 1994 and 142.86 percent at year-end 1993. It was management's determination that the level of the allowance was adequate to absorb potential loan losses. Other ratios measuring asset quality and the adequacy of the allowance for loan losses are presented in Table XI.

    On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (FAS 114). This resulted in a specifically identified allowance for impaired loan losses of $17.4 million which was transferred from the general allowance. At year-end 1995, the allowance for impaired loan losses was $17.6 million. The adoption of FAS 114 did not significantly impact the comparability of the allowance related tables included in this report.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES                                  TABLE X
($ in thousands)

     December 31,            1995                1994                1993                1992                1991
------------------------------------------------------------------------------------------------------------------------
                                   % of                % of                % of                % of                % of
                       Allowance  Loans*   Allowance  Loans*   Allowance  Loans*   Allowance  Loans*   Allowance  Loans*
------------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural.... $ 37,133    1.43%   $ 33,543    1.43%   $ 39,231    1.83%   $ 43,466    2.00%   $ 49,129    2.21%
Real estate...........   46,712    0.52      55,721    0.68      55,661    0.81      54,873    0.76      49,639    1.14
Consumer..............  103,498    2.30      76,235    1.31      69,633    1.38      52,847    1.23      54,333    1.34
Unallocated...........   53,839    0.33      62,616    0.37      24,139    0.17      25,607    0.19      21,781    0.16
------------------------------------------------------------------------------------------------------------------------
Total................. $241,182            $228,115            $188,664            $176,793            $174,882
========================================================================================================================
Allowance to total
  loans...............             1.50%               1.36                1.31                1.29                1.32
========================================================================================================================

* Allowance as a percent of year-end loans outstanding by type. Unallocated ratio is the unallocated portfolio allowance as a percent of total loans at year-end.

SUMMARY OF LOAN LOSS EXPERIENCE                                         TABLE XI
($ in thousands)

                  December 31,                        1995           1994          1993          1992          1991
----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period..................   $   228,115       188,664       176,793       174,882       137,012
Provision charged against income................        91,488        86,571        84,714        78,809        71,030
Allowance for loan losses of acquired/(sold)
  banks.........................................            --        11,420            50          (372)       27,094
RECOVERIES:
Commercial, financial and agricultural..........         5,757         7,277         8,692         7,215         8,616
Real estate -- construction.....................            54            51            --            --            --
Real estate -- mortgage.........................         3,896         2,404         2,615         2,112         1,487
Consumer loans..................................        47,231        28,402        24,556        24,313        20,177
                                                   -----------    ----------    ----------    ----------    ----------
Total recoveries................................        56,938        38,134        35,863        33,640        30,280
                                                   -----------    ----------    ----------    ----------    ----------
CHARGE-OFFS:
Commercial, financial and agricultural..........         7,007        13,621        19,764        22,558        13,475
Real estate -- construction.....................           395            80            --            --            --
Real estate -- mortgage.........................         7,777         8,825        10,539        10,588         5,669
Consumer loans..................................       120,180        74,148        78,453        77,020        71,390
                                                   -----------    ----------    ----------    ----------    ----------
Total charge-offs...............................       135,359        96,674       108,756       110,166        90,534
                                                   -----------    ----------    ----------    ----------    ----------
Net charge-offs.................................        78,421        58,540        72,893        76,526        60,254
----------------------------------------------------------------------------------------------------------------------
Balance at end of period........................   $   241,182       228,115       188,664       176,793       174,882
======================================================================================================================
Average loans (net of unearned income)..........   $16,532,752    15,172,618    13,875,584    13,435,991    11,276,061
======================================================================================================================
Earnings coverage of net losses.................          5.80x         7.00          5.91          4.44          4.90
Allowance to total end of period loans..........          1.50%         1.36          1.31          1.29          1.32
Net losses to end of period allowances..........         32.51         25.66         38.64         43.29         34.45
Recoveries to total charge-offs.................         42.06         39.45         32.98         30.54         33.45
Provision to average loans......................          0.55          0.57          0.61          0.59          0.63
Net charge-offs to average loans................          0.47          0.39          0.53          0.57          0.53
======================================================================================================================

FUNDING, LIQUIDITY AND INTEREST RATE RISK

    Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. Funding is achieved through growth in core deposits and accessibility to the money and capital markets.

    DEPOSITS. First of America's primary source of funding is its core deposits which include all deposits except negotiated certificates of deposit. As a percent of total deposits, core deposits were 95.5 percent at year-end 1995 and
94.8 percent at year-end 1994. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is strictly limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

    The loans to deposits ratio measures how well a company is using its lowest cost source of funding which is typically its deposit base. As a percent of total deposits, total loans were 83.1 percent compared with 83.3 percent and
78.9 percent for 1994 and 1993, respectively. Since loans are generally a higher yielding asset than securities, this is a positive trend and represents a more efficient use of funds.

    The average deposit balances outstanding and the rates paid on those deposits for the three years ended December 31, 1995, are presented in Table
XII. The maturity distribution of time deposits of $100,000 or more at year-end 1995 is detailed in Table XIII.

    In addition to deposits, First of America's sources of funding include money market borrowings, capital funds, securitizations and long term debt. First of America entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by its First Amendment dated December 9, 1995 and the Second Amendment dated February 15, 1996 (collectively, the Credit Agreement). The Credit Agreement allows First of America to borrow up to $350,000,000 on a standby revolving credit basis and an uncommitted competitive advance basis. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital and for other general corporate purposes. At December 31, 1995, there was no outstanding balance under the Credit Agreement.

    In June 1995, First of America securitized $500 million in credit card receivables. This transaction was an effective management balance sheet tool since it had no impact on net income, but released funds which were used to reduce short-term borrowings.

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

    During August 1994, certain First of America bank subsidiaries began issuing Bank Notes due from 30 days to 10 years from date of issue. The proceeds from the sale of the notes were used for general corporate purposes by the issuing banks. Total outstanding for all bank notes at December 31, 1995 was $699.9 million, of which $105.0 million was included in long term debt.

DEPOSITS                                                               TABLE XII
($ in thousands)

                                                         1995                    1994                    1993
                                                       Average                 Average                 Average
---------------------------------------------------------------------------------------------------------------------
                                                   Balance       Rate      Balance       Rate      Balance       Rate
---------------------------------------------------------------------------------------------------------------------
Non-interest bearing..........................   $  2,710,566      --    $  2,665,183      --    $  2,463,534      --
Savings and NOW accounts......................      3,444,077    1.72%      3,948,604    1.51%      3,980,815    2.08%
Money market savings..........................      4,254,533    3.92       3,551,445    3.10       3,009,796    2.62
Time..........................................      9,105,938    5.48       8,849,576    4.50       8,638,044    4.74
---------------------------------------------------------------------------------------------------------------------
Total.........................................   $ 19,515,114              19,014,808              18,092,189
=====================================================================================================================

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE            TABLE XIII
($ in thousands)

                                                     Three        Three          Six
                                                     months     months to     months to     After
                                                    or less     six months    one year     one year      Total
----------------------------------------------------------------------------------------------------------------
Certificates of deposit..........................   $937,084      256,093      254,617     137,263     1,585,057
Other time deposits..............................      8,874        7,911        9,700      39,216        65,701
----------------------------------------------------------------------------------------------------------------
Total............................................   $945,958      264,004      264,317     176,479     1,650,758
================================================================================================================

    INTEREST RATE RISK. First of America's interest rate risk policy is to attempt to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest rate analysis every month using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data. The Asset and Liability Committees, which exist at each banking affiliate and at the consolidated level, review the analysis and as necessary, appropriate action is taken to maintain the net interest spread, even in periods of rapid interest rate movement.

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

    First of America had outstanding interest rate swap agreements at December 31, 1995, totaling $105.5 million in notional amounts versus $707.9 million at December 31, 1994. This total included notional amounts of $75.0 million as a hedge against the parent company's 8.50% Subordinated Notes Due February 1, 2004, $10.0 million against various fixed rate bank notes, $12.0 million against certain FirstRate Fund deposits, and $8.5 million as a hedge against certain Market Rate certificates of deposit. First of America had swaps of variable rate instruments for fixed rate instruments with notional amounts totaling $22.0 million, $75.0 million of fixed rate instruments for variable rate instruments and $8.5 million representing basis swaps.

    The aggregate market value of interest rate swaps at year-end was a positive $499 thousand. The full year 1995 impact from swap activity on net interest income was a negative $4.0 million versus a negative $1.2 million impact for 1994. If interest rates increased one hundred basis points, First of America would increase net interest income $173 thousand over the next twelve months from its current interest rate swap agreements. Note 20 of the Notes to Consolidated Financial Statements included later in this document provides further detail on First of America's interest rate swap agreements.

    During 1994, First of America also entered into interest rate cap agreements as a means of managing interest rate risk. These caps were agreements to receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. At December 31, 1995, First of America had no outstanding interest rate caps compared with $125 million in interest rate cap agreements at year-end 1994.

    Interest rate sensitivity of assets and liabilities is represented in a Gap report, Gap being the difference between rate sensitive assets and liabilities and includes the impact of off-balance sheet interest rate swap and cap agreements. Table XVI presents First of America's Gap position at December 31, 1995, for one year and shorter periods, and Table XVII details the company's five year Gap position. The Gap reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. At year-end 1995 simulation models showed that less than two percent of First of America's annual net income was at risk if interest rates were to move up or down by one percent in a parallel fashion. However, changing economic conditions affect results, therefore, the management of First of America's interest rate sensitivity is an ongoing process. Management has determined that these simulations provide a more meaningful measurement of the company's interest rate risk positions than the following Gap tables.

INTEREST RATE SENSITIVITY -- SHORT TERM                                TABLE XIV
($ in millions)

                                                              0 to 30    0 to 60    0 to 90    0 to 180    0 to 365
                     December 31, 1995                         Days       Days       Days        Days        Days
-------------------------------------------------------------------------------------------------------------------
ASSETS:
Other earning assets.......................................   $  284        284        284         284         285
Investment securities (1)..................................       74        193        301         632       1,369
Loans, net of unearned discount (2)........................    4,988      5,408      5,919       6,987       8,615
-------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets (RSA)..........................   $5,346      5,885      6,504       7,903      10,269
===================================================================================================================
LIABILITIES:(3)
Money market type deposits.................................   $3,597      3,597      3,597       3,597       3,597
Other core savings and time deposits.......................    1,236      2,149      3,030       4,420       6,577
Negotiated deposits........................................      365        519        664         738         780
Borrowings.................................................      802      1,109      1,406       1,585       1,777
Interest rate swap agreements (3)..........................      (12 )       28         28          28          50
-------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL).....................   $5,988      7,402      8,725      10,368      12,781
===================================================================================================================
GAP (RSA - RSL)............................................   $ (642 )   (1,517 )   (2,221 )    (2,465 )    (2,512)
===================================================================================================================
RSA divided by RSL.........................................                                      76.22 %     80.35
GAP divided by total assets................................                                     (10.44 )    (10.64)
===================================================================================================================

(1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3) Maturities of rate sensitive liabilities and interest rate swaps are based on contractual maturities and estimated repricing.

INTEREST RATE SENSITIVITY -- LONG TERM                                TABLE XVII
($ in millions)

                                                      13 to           25 to           37 to           0 to
                December 31, 1995                   24 months       36 months       60 months       60 months
-------------------------------------------------------------------------------------------------------------
ASSETS:
Other earning assets.............................    $    --             --              --              285
Investment securities(1).........................      1,188          1,019           1,009            4,585
Loans, net of unearned discount(2)...............      1,911          1,829           2,700           15,055
============================================================================================================
Total rate sensitive assets (RSA)................    $ 3,099          2,848           3,709           19,925
============================================================================================================
LIABILITIES:(3)
Money market type deposits.......................    $   262            262             175            4,296
Other core savings and time deposits.............      3,131          1,830           1,630           13,168
Negotiated deposits..............................          5              4              87              876
Borrowings.......................................          2             --              --            1,779
Interest rate swap agreements(3).................        (25)           (25)             --               --
------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL)...........    $ 3,375          2,071           1,892           20,119
============================================================================================================
GAP (RSA - RSL)..................................    $  (276)           777           1,817             (194)
============================================================================================================
RSA divided by RSL...............................                                                      99.04%
GAP divided by total assets......................                                                      (0.82)
============================================================================================================

(1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3) Maturities of rate sensitive liabilities and interest rate swaps are based on contractual maturities and estimated repricing.

CAPITAL STRENGTH

    REGULATORY REQUIREMENTS. First of America's capital policy is to maintain its capital levels above minimum regulatory guidelines. At December 31, 1992, the Federal Reserve required a tier I risk based capital ratio of 4.00 percent and a total risk based capital ratio of 8.00 percent. In 1991, the Federal Reserve also adopted a new leverage capital adequacy standard. This ratio compares tier I capital to reported total assets and requires a minimum ratio of
4.00 percent in order to be categorized as adequately capitalized. As shown in Table XVIII, at December 31, 1995, First of America's capital ratios exceeded required regulatory minimums with a tier I risk based ratio of 9.52 percent, a total risk based ratio of 12.89 percent and a tier I leverage ratio of 6.70 percent. Capital ratios exclude the mark-to-market adjustment for Available for Sale securities in accordance with the Federal Reserve's regulations.

    The long term debt which qualified as tier II capital at December 31, 1995, consisted of $150 million in 8.5% Subordinated Notes Due February 1, 2004, a $10.0 million 6.35% Subordinated Note which matures ratably over a five year period beginning December 31, 2003, $3.1 million in 10.675% Subordinated Notes due in equal installments through 1998 and the above mentioned $200 million in 7.75% Subordinated Notes Due July 15, 2004. This debt is included in tier II capital on a weighted maturity basis. Additional information relating to First of America's various long term debt agreements is provided in Note 11 of the Notes to Consolidated Financial Statements included later in this document.

RISK-BASED CAPITAL                                                   TABLE XVIII
($ in thousands)

                             December 31,                                    1995         1994         1993
--------------------------------------------------------------------------------------------------------------
TIER I CAPITAL:
Common shareholders' equity............................................   $1,827,981    1,578,888    1,523,437
Less: Intangibles......................................................      227,303      252,979      138,423
  Net unrealized gain (loss) on securities available for sale..........       25,939      (92,271)      31,531
  Section 20 affiliate debt and equity.................................       12,500           --           --
--------------------------------------------------------------------------------------------------------------
Tier I capital.........................................................    1,562,239    1,418,180    1,353,483
==============================================================================================================
TIER II CAPITAL:
Allowance for loan losses*.............................................      205,515      210,164      179,094
Qualifying long term debt..............................................      360,000      361,867      167,396
Less: Section 20 affiliate debt and equity.............................       12,500           --           --
--------------------------------------------------------------------------------------------------------------
Tier II capital........................................................      553,015      572,031      346,490
==============================================================================================================
Total capital..........................................................   $2,115,254    1,990,211    1,699,973
==============================================================================================================
RISK-BASED CAPITAL RATIOS:
Tier I.................................................................         9.52%        8.44         9.45
Total..................................................................        12.89        11.85        11.87
Tier I leverage ratio..................................................         6.70         5.81         6.43
==============================================================================================================

* Limited to 1.25% of total risk-weighted assets.

    TOTAL SHAREHOLDERS' EQUITY. First of America's total shareholders' equity increased 15.8 percent to $1.8 billion at year-end 1995. The increase in equity was the result of $128.0 million in earnings retention and the $118.2 million positive change in the adjustment to equity for available for sale securities.

IN CONCLUSION

    In the effort to fully fund the Savings Association Insurance Fund (SAIF), the U.S. Congress has been considering legislation which would assess a one-time premium on thrift deposits insured by SAIF of which First of America has approximately $4.5 billion. When this legislation is finally enacted which is expected during 1996, First of America will accrue the required liability which could result in a maximum, one-time expense of $38 million, or $0.39 per share. After the one-time charge, the premium rate on thrift deposits is expected to match the lower bank deposit rate.

    First of America's management remains committed to its long term goals of a return on assets of 1.25 percent, an efficiency ratio below 60 percent and a return on equity of 17 to 18 percent. The benefits of its internal restructuring effort, combined with a company-wide emphasis on pricing products by market and customer type and a focus on the business lines which drive higher profitability, provide the fundamentals for the achievement of these goals in the future.

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

LETTER OF AUDIT COMMITTEE CHAIRMAN

    The audit committee of the Board of Directors is composed of six independent directors with Robert L. Hetzler as chairman. The committee held five meetings during fiscal year 1995.

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

    The audit committee believes that, for the period ended December 31, 1995, its duties, as indicated, were satisfactorily discharged and that First of America's system of internal controls is adequate.

Robert L. Hetzler
Robert L. Hetzler
Chairman
Audit Committee

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors,
First of America Bank Corporation:

    We have audited the accompanying consolidated balance sheets of First of America Bank Corporation and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First of America Bank Corporation and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Chicago, Illinois
January 17, 1996

CONSOLIDATED BALANCE SHEETS
($ in thousands)

                                  December 31,                                         1995           1994
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................................   $ 1,207,062     1,060,788
Bank time deposits...............................................................        49,349        34,883
Federal funds sold and resale agreements.........................................       220,388        20,388
Securities:
  Securities held to maturity, market value of $2,942,793 at December 31, 1994...            --     3,112,876
  Securities available for sale, amortized cost of $5,020,954 at December 31,
    1995 and $2,694,929 at December 31, 1994.....................................     5,060,746     2,587,626
Loans, net of unearned income:
  Consumer.......................................................................     4,504,255     5,799,025
  Commercial, financial and agricultural.........................................     2,589,038     2,344,969
  Commercial real estate.........................................................     3,812,001     3,423,268
  Residential real estate........................................................     5,070,369     5,237,400
  Loans held for sale, market value of $104,132 for 1995 and $30,310 for 1994....       101,279        30,196
                                                                                    -----------    ----------
    Total loans..................................................................    16,076,942    16,834,858
    Less: Allowance for loan losses..............................................       241,182       228,115
                                                                                    -----------    ----------
    Net loans....................................................................    15,835,760    16,606,743
Premises and equipment, net......................................................       465,498       476,165
Other assets.....................................................................       761,292       669,233
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS.....................................................................   $23,600,095    24,568,702
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Non-interest bearing...........................................................   $ 2,925,679     2,810,203
  Interest bearing...............................................................    16,416,788    17,390,063
                                                                                    -----------    ----------
    Total deposits...............................................................    19,342,467    20,200,266
Securities sold under repurchase agreements......................................       429,483       583,184
Other short term borrowings......................................................     1,220,482     1,299,555
Long term debt...................................................................       490,315       681,236
Other liabilities................................................................       289,367       225,573
                                                                                    -----------    ----------
      Total liabilities..........................................................    21,772,114    22,989,814
                                                                                    -----------    ----------
SHAREHOLDERS' EQUITY

Common stock - $10 par value:
              Authorized     Outstanding
    1995    100,000,000    63,283,857
    1994    100,000,000    62,849,209............................................       632,839       628,492
Capital surplus..................................................................       283,409       284,877
Net unrealized gain/(loss) on securities available for sale, net of tax expense
  of $13,853 for 1995 and net of tax benefit of $15,032 for 1994.................        25,939       (92,271)
Retained earnings................................................................       885,794       757,790
                                                                                    -----------    ----------
    Total shareholders' equity...................................................     1,827,981     1,578,888
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................   $23,600,095    24,568,702
=============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)

Year ended December 31,                                                    1995          1994          1993
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans..............................................   $1,473,210      1,277,950    1,217,139
Securities:
  Taxable income.....................................................      304,145        303,098      262,871
  Tax exempt income..................................................       13,317         17,480       28,102
Federal funds sold and resale agreements.............................        4,651          2,229        2,744
Bank time deposits...................................................        1,201            120          110
                                                                        ----------      ---------    ---------
Total interest income................................................    1,796,524      1,600,877    1,510,966
                                                                        ----------      ---------    ---------
INTEREST EXPENSE
Deposits.............................................................      725,161        567,935      570,499
Short term borrowings................................................      100,684         60,389       18,546
Long term debt.......................................................       46,683         33,818       19,904
                                                                        ----------      ---------    ---------
Total interest expense...............................................      872,528        662,142      608,949
                                                                        ----------      ---------    ---------
NET INTEREST INCOME..................................................      923,996        938,735      902,017
Provision for loan losses............................................       91,488         86,571       84,714
                                                                        ----------      ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES..................      832,508        852,164      817,303
                                                                        ----------      ---------    ---------
NON-INTEREST INCOME
Service charges on deposit accounts..................................      100,281         89,164       84,648
Trust and financial services income..................................       94,179         81,717       77,290
Investment securities transactions, net..............................           62          5,349       16,753
Bank card revenue....................................................       60,449         43,216       39,964
Mortgage banking revenue.............................................       31,505         23,461       39,099
Other operating income...............................................       59,624         41,466       34,430
                                                                        ----------      ---------    ---------
Total non-interest income............................................      346,100        284,373      292,184
                                                                        ----------      ---------    ---------
NON-INTEREST EXPENSE
Personnel............................................................      430,977        430,563      403,119
Occupancy, net.......................................................       64,108         60,471       55,093
Equipment............................................................       59,322         56,111       53,376
Outside data processing..............................................       18,825         17,524       14,963
Amortization of intangibles..........................................       21,146         16,577        8,902
Other operating expenses.............................................      220,893        232,172      228,075
                                                                        ----------      ---------    ---------
Total non-interest expense...........................................      815,271        813,418      763,528
                                                                        ----------      ---------    ---------
Income before income taxes...........................................      363,337        323,119      345,959
Income taxes.........................................................      126,629        102,616       98,574
--------------------------------------------------------------------------------------------------------------
NET INCOME...........................................................   $  236,708        220,503      247,385
--------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Primary..............................................................   $     3.73           3.69         4.20
Fully Diluted........................................................         3.73           3.69         4.14
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands, except per share data)

                                                                                       Net Unrealized
                                                                                       Gain (Loss) on
                                                 Preferred    Common     Capital         Securities         Retained
                                                   Stock       Stock     Surplus     Available for Sale     Earnings      Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1993......................   $ 74,586     570,141    211,290                --           479,474    1,335,491
Net Income....................................                                                               247,385      247,385
Issuance of stock:
 Acquisition of subsidiaries..................                    957      3,026                                            3,983
 Stock Options Exercised......................                    526        606                                            1,132
 Other........................................                     29       (358)                                            (329)
Repurchase and conversions....................    (74,586)     23,554     51,032                                                0
Implementation of change in accounting for
 securities available for sale, net of tax of
 $17,263......................................                                              31,531                         31,531
Cash dividends declared:
 Preferred....................................                                                                (6,153)      (6,153)
 Common -- $1.50 per share....................                                                               (89,603)     (89,603)
                                                 --------     -------    -------          --------          --------    ---------
BALANCE, DECEMBER 31, 1993....................         --     595,207    265,596            31,531           631,103    1,523,437
Net Income....................................                                                               220,503      220,503
Issuance of stock:
 Acquisition of subsidiaries..................                 66,747    109,000            (1,929)            5,618      179,436
 Stock Options Exercised......................                    232        228                                              460
 Other........................................                              (268)                                            (268)
Repurchase and conversions....................                (33,694)   (89,679)                                        (123,373)
Change in market value adjustment of
 securities available for sale, net of tax
 benefit of $32,296...........................                                            (121,873)                      (121,873)
Cash dividends declared:
 Common -- $1.64 per share....................                                                               (99,434)     (99,434)
                                                 --------     -------    -------          --------          --------    ---------
BALANCE, DECEMBER 31, 1994....................         --     628,492    284,877           (92,271)          757,790    1,578,888
Net Income....................................                                                               236,708      236,708
Issuance of stock:
 Acquisition of subsidiaries..................                  3,336     (2,243)                                           1,093
 Stock Options Exercised......................                  1,016      1,089                                            2,105
 Other........................................                     (5)      (314)                                            (319)
Change in market value adjustment of
 securities available for sale, net of tax
 expense of $28,885...........................                                             118,210                        118,210
Cash dividends declared:
 Common -- $1.72 per share....................                                                              (108,704)    (108,704)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995....................   $     --     632,839    283,409            25,939           885,794    1,827,981
=================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                      Year ended December 31,                             1995           1994          1993
--------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income..........................................................   $   236,708       220,503       247,385
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.....................................        48,263        46,295        39,838
  Provision for loan losses.........................................        91,488        86,571        84,714
  Provision for deferred taxes......................................        (7,372)       (4,974)       (7,514)
  Amortization of intangibles.......................................        21,146        16,577         8,902
  (Gain) loss on sale of securities available for sale/held for
    sale............................................................        (3,707)       (5,349)      (16,753)
  (Gain) loss on sale of mortgage loans held for sale...............       (19,627)      (11,697)      (29,456)
  (Gain) loss on sale of other assets...............................       (16,577)          625          (638)
  Proceeds from the sales of mortgage loans held for sale...........       959,721       953,310     1,618,695
  Originations of mortgage loans held for sale, net.................    (1,011,177)     (605,953)   (1,891,928)
Change in assets and liabilities net of acquisitions:
  (Increase) decrease in interest and other income receivable.......       (81,195)       (4,031)      (35,868)
  (Increase) decrease in other assets...............................      (233,389)       42,044       136,955
  Increase (decrease) in accrued expenses and other liabilities.....        38,068         1,510        32,947
                                                                       -----------    ----------    ----------
      Net cash from operating activities............................        22,350       735,431       187,279
                                                                       -----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities of investment securities (held to
  maturity).........................................................       368,738       448,395       921,031
Purchases of investment securities (held to maturity)...............      (191,325)   (1,718,714)   (2,820,565)
Proceeds from the sale of securities available/held for sale........       785,239     1,776,724     1,269,875
Proceeds from the maturities of securities available/held for
  sale..............................................................       518,927       843,109       433,191
Purchases of securities available/held for sale.....................      (698,163)   (1,649,902)     (262,301)
Proceeds from the securitization of loans...........................       498,588            --            --
Net other (increase) decrease in loans and leases...................       251,990    (2,039,577)     (398,592)
Premises and equipment purchased....................................       (63,485)      (68,993)      (93,203)
Proceeds from the sale of premises and equipment....................        42,466         3,500         2,337
(Acquisition) sale of affiliates, net of cash acquired..............        (4,369)      352,131       475,263
                                                                       -----------    ----------    ----------
      Net cash flows used in investing activities...................     1,508,606    (2,053,327)     (472,964)
                                                                       -----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short term deposits......................      (164,820)      504,409        50,203
Net increase (decrease) in time deposits............................      (692,979)      (97,744)     (364,628)
Net increase (decrease) in short term borrowings....................      (232,774)      861,310       656,055
Proceeds from issuance of long term debt............................        25,004       738,701       222,475
Repayments of long term debt........................................      (213,470)     (311,658)     (202,333)
Proceeds from issuance of common stock..............................         2,105           460         1,132
Dividends paid......................................................      (107,429)      (96,670)      (92,333)
Payments for purchase and retirement of common stock................            --      (123,373)           --
Other, net..........................................................          (319)         (268)         (329)
                                                                       -----------    ----------    ----------
      Net cash provided by financing activities.....................    (1,384,682)    1,475,167       270,242
                                                                       -----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents................       146,274       157,271       (15,443)
Cash and cash equivalents at beginning of year......................     1,060,788       903,517       918,960
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR END...............................   $ 1,207,062     1,060,788       903,517
==============================================================================================================

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

NATURE OF BUSINESS:

    First of America Bank Corporation is a multi-bank holding company headquartered in Kalamazoo, Michigan and was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising four affiliate financial institutions which operate general, commercial banking businesses from 613 banking offices and facilities located in Michigan, Florida, Illinois and Indiana. The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, securities brokerage and investment advisory services.

CONSOLIDATION:

    The consolidated financial statements include the accounts of First of America and its subsidiaries, after elimination of significant intercompany transactions and accounts. Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted. First of America's policy is to amortize goodwill generated from acquisitions over a fifteen year period and core deposit intangibles over their estimated lives, not to exceed ten years.

BASIS OF PRESENTATION:

    Certain amounts in the prior years' financial statements have been reclassified to conform with current financial statement presentation. First of America uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expenses which are recorded when received or paid.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES:

    In accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Securities Held to Maturity include only those securities which First of America has the positive intent and ability to hold until maturity. Such securities are carried at cost adjusted for amortization of premium and accretion of discount, computed in a manner which approximates the interest method. Using the specific identification method, the adjusted cost of each security sold is used to compute realized gains or losses on the sales of these securities.

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

    On January 1, 1995, First of America adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Under the provisions of Statement No. 114, a separate allowance for loan losses was identified for impaired loans as defined by the statement. On January 1, 1995, First of America identified $82.8 million of impaired loans under the guidelines of Statement No. 114. This resulted in an allowance for impaired loan losses of $17.4 million which was transferred from the general allowance on that date.

NON-PERFORMING LOANS:

    Loans are considered non-performing when placed in non-accrual status or when terms are renegotiated meeting the definition of troubled debt restructuring of Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring."

    Commercial, commercial mortgage and residential mortgage loans are placed in non-accrual status when, in the opinion of management, there is doubt as to collectibility of interest or principal, or when principal or interest is past due 90 days or more and the loan is either not well secured or in the process of collection. Consumer and revolving loans are generally charged off when payments are 120 days past due; therefore, they are not included in non-performing loans.

    Loans are considered to be renegotiated when concessions have been granted, such as reduction of interest rates or deferral of interest or principal payments, as a result of the borrower's financial condition.

    Management has determined that First of America's non-accrual and renegotiated commercial and commercial mortgage loans meet the definition for impaired loans under Statement No. 114. Payments received on non-accrual loans are applied to the principal balance.

OTHER REAL ESTATE OWNED:

    Other real estate owned includes, primarily, properties acquired through foreclosure or deed in lieu of foreclosure. Other real estate is recorded in other assets at the lower of the amount of the loan balance plus unpaid accrued interest or the current fair value. Any write-down of the loan balance to fair value when the property is acquired is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses, and gains or losses on the sale of other real estate are charged or credited to other operating expense.

ORIGINATED MORTGAGE SERVICING RIGHTS:

    Effective January 1, 1995, First of America adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65," which requires the recognition as separate assets the rights to service mortgage loans for others, however those rights are acquired. After the residential mortgage loan portfolio is stratified by servicing type, loan type, rate type and interest rate type, the fair value of the Originated Mortgage Servicing Rights (OMSRs) is determined using the present value of estimated expected future cash flows assuming a market discount rate and certain forecasted prepayment rates based on industry experience. The OMSRs are amortized in proportion to and over the period of the estimated net servicing income.

    At December 31, 1995, First of America had capitalized $3.3 million in OMSRs with a fair market value of $3.2 million, resulting in an impairment allowance and impairment expense of $95.7 thousand. Amortization expense of $193.5 thousand had also been incurred.

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

LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

    On January 1, 1996, First of America adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values. Because First of America regularly reviews its long-lived assets for impairment and adjusts the carrying amounts as appropriate, the adoption of this statement did not have a material impact on the financial statements of the corporation.

INTEREST INCOME ON LOANS:

    Interest income on loans is recognized over the terms of the loans based on the unpaid principal balance. Interest accrual on loans is discontinued when, in the opinion of management, the ultimate full collection of both principal and interest is in doubt, unless the loan is well secured and in the process of collection. Interest previously accrued on charged off loans is reversed, by charging interest income, to the extent of the amount included in current year income. The excess, if any, is charged to the allowance for loan losses.

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

    Deferred fees and costs related to credit card loans are included in other assets and other liabilities and are amortized to non-interest income over a twelve month period.

INCOME TAX:

    Income taxes are accounted for under the asset and liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INTEREST RATE CAPS AND INTEREST RATE SWAPS:

    At December 31, 1994, First of America adopted the provisions of Financial Accounting Standards Board Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

    In accordance with Statement No. 119, for all derivative financial instruments, an entity is required to disclose the following for each category: the face or contract amount and the nature and terms, including, the credit and market risk, cash requirements and related accounting policies. The corporation and its subsidiaries have entered into interest rate caps and interest rate swaps as a hedge against certain deposit and debt liabilities in an attempt to manage interest rate sensitivity.

    Interest rate caps are agreements to make payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. Interest rate swaps are contracts that represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current earnings.

NOTE 2: BUSINESS COMBINATIONS

    Information relating to mergers and acquisitions for the three year period ended December 31, 1995 follows.

                                                                                                                   Intangible
                                                               Financial         Number of                           Assets
                                              Date of          Reporting          Common          Cash Paid/       Acquired at
                                            Acquisition         Value*         Shares Issued      Debt Issued      Acquisition
------------------------------------------------------------------------------------------------------------------------------
West Suburban Financial Corp.
  (Illinois)............................    Aug. 4, 1995               --               --        $     1,000               --
Underwriting Consultants, Inc.
  (Michigan)............................    Feb. 1, 1995      $     1,000          148,170                 --               **
New England Trust Company (Rhode
  Island)...............................    Jan. 1, 1995        1,092,000          185,327                 --               **
Presidential Holding Corp. (Florida)....   Dec. 31, 1994        6,714,000          704,515                 --               **
F&C Bancshares, Inc. (Florida)..........   Dec. 31, 1994       35,064,000        2,132,105                 --               **
First Park Ridge Corp. (Illinois).......    Oct. 1, 1994       75,890,000        2,199,733                 --      $40,461,000
LGF Bancorp, Inc. (Illinois)............     May 1, 1994       61,902,000        1,645,245                 --       25,664,000
Goldome Federal Branches (Florida)......   Apr. 15, 1994       60,015,000               --         58,380,000       60,015,000
Citizens Federal Branches (Illinois)....   Aug. 26, 1993       20,224,000               --         20,098,000       20,244,000
Kewanee Investing Co., Inc.
  (Illinois)............................   April 1, 1993        3,983,000           95,668                 --        1,025,000
------------------------------------------------------------------------------------------------------------------------------

 * Includes direct acquisition costs on all purchased affiliates.
** Accounted for as a pooling of interests with no restatement of prior periods as the amounts involved were not material to First of America.

    On February 28, 1995, First of America Investment Corporation purchased for $4,742,000 in cash a 49 percent interest in Gulfstream Global Investors LTD, an investment management firm based in Dallas, Texas. Gulfstream Global Investors LTD acts as the investment advisor for the Parkstone International Discovery Fund.

    Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted. Core deposit premiums are amortized over ten years approximating the benefitted periods. All intangible assets are reviewed annually for permanent impairment using a discounted cash flow analysis. Total intangibles, which is included in other assets in the Consolidated Balance Sheets, amounted to $226,979,000 at December 31, 1995 and $252,979,000 at December 31, 1994.

NOTE 3: RESTRICTIONS ON CASH AND DUE FROM BANKS

    Federal regulations require First of America to maintain as reserves, minimum cash balances based on deposit levels at subsidiary banks. Cash balances restricted from usage due to these requirements were $359,319,000 and $296,840,000 at December 31, 1995 and 1994, respectively.

NOTE 4: CASH FLOW

    For the purpose of reporting cash flows, cash and cash equivalents include only cash and due from banks. The following schedule presents noncash investing activities for the years 1995, 1994 and 1993.

                                                 Fair Value of
                                                 Noncash Assets     Liabilities        Common
              ($ in thousands)                      Acquired          Assumed       Stock Issued      Net Cash Paid
--------------------------------------------------------------------------------------------------------------------
PURCHASE OF AFFILIATES
1995
Gulfstream Global Investors..................       $  4,742               --              --               4,742
1994
Goldome Federal Branches.....................         59,204          378,064              --            (318,860)
LGF Bancorp, Inc. ...........................        425,819          365,695          61,902              (1,778)
First Park Ridge Corporation.................        352,077          291,563          75,890             (15,376)
1993
Citizens Federal Branches....................         25,113          499,337              --            (474,224)
Kewanee Investing Company....................         28,737           25,793           3,983              (1,039)
--------------------------------------------------------------------------------------------------------------------

    The following schedule details supplemental disclosures for the cash flow statements:

                                                     Assets              Assets
                                                  Transferred        Transferred to
                                   Loans         to Securities       Securities Held    Total Interest    Total Income
      ($ in thousands)          Securitized    Available for Sale       for Sale             Paid          Taxes Paid
----------------------------------------------------------------------------------------------------------------------
1995.........................    $ 503,976          2,851,746                 --            864,519           92,338
1994.........................       38,838                 --                 --            641,886          115,193
1993.........................      113,380          3,212,687            465,697            576,945          108,399
----------------------------------------------------------------------------------------------------------------------

    In conjunction with the Financial Accounting Standards Board's ("FASB") issuance of A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, FASB approved the transfer of securities from the Held to Maturity to the Available for Sale classification during the period from November 15, 1995, to December 31, 1995, with no recognition of any related unrealized gain or loss in current earnings. On December 1, 1995, First of America's portfolio of Securities Held to Maturity was transferred, in its entirety, to the classification of Securities Available for Sale. The unrealized gain related to the transferred securities was $3.9 million (after tax) and was recognized as a component of shareholders' equity.

NOTE 5: SECURITIES

    At December 31, 1995, First of America had no Securities Held to Maturity. Refer to Note 4 for a discussion of the transfer of Securities Held to Maturity to the Securities Available for Sale classification. The amortized cost and estimated market value of Securities Held to Maturity at December 31, 1994 and their gross unrealized gains and losses for 1994 follow.

                                                     1994
---------------------------------------------------------------------------------------------------------------
                                                                          Estimated      Gross         Gross
                                                            Amortized      Market      Unrealized    Unrealized
                    ($ in thousands)                           Cost         Value        Gains         Losses
---------------------------------------------------------------------------------------------------------------
U.S. government and agency securities....................   $2,296,929    2,169,536        910        128,303
State and municipal securities...........................      244,298      245,559      4,091          2,830
Other securities.........................................      571,649      527,698         --         43,951
---------------------------------------------------------------------------------------------------------------
Total....................................................   $3,112,876    2,942,793      5,001        175,084
===============================================================================================================

    The amortized cost and estimated market value of Securities Available for Sale at December 31, 1995 and 1994 follow.

                                                                       1995                       1994
---------------------------------------------------------------------------------------------------------------
                                                                            Estimated                 Estimated
                                                              Amortized      Market      Amortized     Market
                     ($ in thousands)                            Cost         Value        Cost         Value
---------------------------------------------------------------------------------------------------------------
U.S. government and agency securities......................   $4,068,386   4,098,741    2,512,227    2,408,432
State and municipal securities.............................      248,947     258,707        1,521        1,523
Collateralized mortgage obligations........................      579,788     579,441       99,451       96,040
Other securities...........................................      123,833     123,857       81,730       81,631
---------------------------------------------------------------------------------------------------------------
Total......................................................   $5,020,954   5,060,746    2,694,929    2,587,626
===============================================================================================================

    The following table details the gross unrealized gains and losses on Securities Available for Sale at December 31, 1995 and 1994.

                                                              1995                              1994
----------------------------------------------------------------------------------------------------------------
                                                     Gross            Gross            Gross            Gross
                                                   Unrealized       Unrealized       Unrealized       Unrealized
                ($ in thousands)                     Gains            Losses           Gains            Losses
----------------------------------------------------------------------------------------------------------------
U.S. government and agency securities...........    $ 30,355             --              436            104,231
State and municipal securities..................       9,760             --                2                 --
Collateralized mortgage obligations.............          --            347               22              3,433
Other securities................................          24             --               --                 99
----------------------------------------------------------------------------------------------------------------
Total...........................................    $ 40,139            347              460            107,763
================================================================================================================

    Except as indicated below, total securities of no individual state, political subdivision or other issuer exceeded 10% of shareholders' equity at December 31, 1995. At December 31, 1995 and 1994, the book value of securities issued by the State of Michigan and all of its political subdivisions totaled approximately $126,225,000 and $150,978,000, respectively, with a market value of approximately $130,570,000 and $151,074,000, respectively. The securities at December 31, 1995, represent a wide range of ratings, all of "investment grade" with a substantial portion rated A-1 or higher. First of America has no concentration of credit risk in its investment portfolio.

    Assets, principally securities, carried at approximately $1,516,639,000 at December 31, 1995, and $1,467,386,000 at December 31, 1994, were pledged to secure public deposits, exercise trust powers and for other purposes required or permitted by law.

SECURITIES AVAILABLE FOR SALE
MATURITY DISTRIBUTION AND PORTFOLIO YIELDS
($ in millions)

          December 31, 1995                   One year or less                One year to five years
------------------------------------------------------------------------------------------------------------
                                        Market     Amortized               Market     Amortized
                                         Value       Cost       Yield      Value        Cost       Yield
------------------------------------------------------------------------------------------------------------
U.S. government securities............  $ 170.9      170.5      5.78%     $  711.3       702.0     6.01%
U.S. agency securities................     19.0       19.0      6.30         287.5       283.6     6.15
State and municipal securities*.......     67.7       67.3      7.35          77.1        73.6     9.56
Collateralized mortgage obligations...       --         --        --            --          --       --
Other securities......................    102.4      102.4      6.72           5.1         5.0     8.18
------------------------------------------------------------------------------------------------------------
Total.................................  $ 360.0      359.2      6.23%     $1,081.0     1,064.2     6.29%
------------------------------------------------------------------------------------------------------------
Market value as a percent of amortized
 cost.................................  100.22%                             101.58
------------------------------------------------------------------------------------------------------------


          December 31, 1995               Five years to ten years             ten years                      Total
------------------------------------------------------------------------------------------------------------------------------------
                                        Market    Amortized           Market    Amortized             Market    Amortized
                                         Value      Cost     Yield    Value      Cost        Yield    Value      Cost       Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. government securities............   $  51.8    49.2     6.78%    $     --         --        --%  $  934.0       921.7    6.01%
U.S. agency securities................     869.7   869.8     5.71      1,988.5    1,974.3      6.03    3,164.7     3,146.7    5.96
State and municipal securities*.......      20.0    18.7     8.60         93.9       89.4      8.31      258.7       249.0    8.44
Collateralized mortgage obligations...        .1      .1     6.42        579.3      579.7      6.04      579.4       579.8    6.04

Other securities......................       9.0     9.0     6.69          7.4        7.4        --      123.9       123.8    7.00
------------------------------------------------------------------------------------------------------------------------------------
Total                                    $ 950.6   946.8     5.83%    $2,669.1    2,650.8      6.11%  $5,060.7     5,021.0    6.10%
====================================================================================================================================
Market value as a percent of amortized
 cost.................................    100.40                        100.69                          100.79
====================================================================================================================================

* Yields on state and political obligations have been adjusted to a taxable equivalent basis using a 35% tax rate. Yields are calculated on the basis of cost and weighted for the scheduled maturity and dollar amount of each issue.
--------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY
($ in thousands)

December 31,                                            1994
---------------------------------------------------------------------
                                               Amortized     Average
                                                  Cost       Maturity
---------------------------------------------------------------------
U.S. government and agency securities.......   $2,296,929        2.7 yrs.
State and municipal securities..............      244,298        2.5
Other securities............................      571,649        3.2
---------------------------------------------------------------------
Total.......................................   $3,112,876
=====================================================================

SECURITIES AVAILABLE FOR SALE
($ in thousands)

December 31,                                                         1995                         1994
--------------------------------------------------------------------------------------------------------------------
                                                            Amortized     Average        Amortized     Average
                                                               Cost       Maturity          Cost       Maturity
--------------------------------------------------------------------------------------------------------------------
U.S. government and agency securities....................   $4,068,386       2.4yrs.     $2,512,227       3.3 yrs
State and municipal securities...........................      248,947       6.1              1,521       7.5
Collateralized mortgage obligations......................      579,788       2.5             99,451       2.5
Other securities.........................................      123,833       2.1             81,730        --
--------------------------------------------------------------------------------------------------------------------
Total....................................................   $5,020,954                   $2,694,929
====================================================================================================================

NOTE 6: RISK ELEMENTS IN THE LOAN PORTFOLIO AND OTHER REAL ESTATE OWNED

    Assets earning at less than normal interest rates include (1) non-accrual loans, (2) restructured loans (loans for which the interest rate or principal balance has been reduced because of a borrower's financial difficulty) and (3) other real estate owned which has been acquired in lieu of loan balances due. Information concerning these assets, loans past due 90 days or more and other loans of concern (loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms) at December 31, 1995 and 1994 follows:

($ in thousands)                                                                           1995       1994
------------------------------------------------------------------------------------------------------------
BALANCES OUTSTANDING:
Non-accrual loans.....................................................................   $104,174     96,814
Restructured loans....................................................................     12,327      4,852
Past due 90 days or more..............................................................     28,124     18,208
Other loans of concern................................................................     17,660     31,653
Other real estate owned (included in other assets)....................................     31,103     38,662
------------------------------------------------------------------------------------------------------------
Total.................................................................................   $193,388    190,189
============================================================================================================

    Interest income of $3,052,000 and $3,801,000 during 1995 and 1994, respectively, was recognized as income on non-accrual and restructured loans. Had these loans been performing under the original contract terms, an additional $10,090,000 and $8,520,000 of interest would have been reflected in interest income during 1995 and 1994, respectively.

    First of America has no significant concentrations of credit risk. Its loan portfolio is well balanced both by type and by geographical area.

NOTE 7: LOANS TO RELATED PARTIES

    First of America's subsidiary banks have extended loans to directors and executive officers of the corporation and their associates and to the directors and executive officers of the corporation's significant subsidiaries and their associates (other than members of their immediate families). In conformance with First of America's written corporate policy and applicable laws and regulations, these loans to related parties were made in accordance with sound business and banking practices on non-preferential terms and rates available to non-insiders of comparable credit worthiness under similar circumstances. The loans do not involve more than the normal risk of collectibility or present other unfavorable features. All such extensions of credit must be properly documented as complying with this corporate policy. The aggregate loans outstanding as reported by the directors and executive officers of the corporation and its significant subsidiaries which exceeded $60,000 during 1995 totaled less than 5 percent of total shareholders' equity at year-end 1995. First of America relies on its directors and executive officers for identification of loans to their associates.

    First of America maintains a line of credit for First of America Securities, Inc. and First of America Community Development Corporation; at December 31, 1995 only First of America Community Development Corporation had any borrowings outstanding in the amount of $613,400. In conformance with First of America's corporate policy and applicable law, such extensions of credit to subsidiaries are made in accordance with sound banking practices and on non-preferential terms and rates.

    In the opinion of management, the amount and nature of these loans to related parties and subsidiaries do not materially affect the financial condition of First of America.

NOTE 8: ALLOWANCE FOR LOAN LOSSES

    An analysis of the transactions in the allowance for loan losses for 1995, 1994 and 1993 follows.

                        ($ in thousands)                              1995            1994            1993
-------------------------------------------------------------------------------------------------------------
Balance, beginning of year.......................................   $ 228,115        188,664         176,793
Additions: Provision charged against income......................      91,488         86,571          84,714
           Allowance of acquired banks, net......................          --         11,420              50
           Recoveries............................................      56,938         38,134          35,863
-------------------------------------------------------------------------------------------------------------
                                                                      376,541        324,789         297,420
Less: Loans charged off..........................................    (135,359)       (96,674)       (108,756)
-------------------------------------------------------------------------------------------------------------
Balance, end of year.............................................   $ 241,182        228,115         188,664
=============================================================================================================

    Management has evaluated the loan portfolio and determined that the balance in the allowance for loan losses is adequate in light of the composition of the loan portfolio, economic conditions and other pertinent factors.

    As of December 31, 1995, the recorded investment in loans considered to be impaired under Statement No. 114 was $88.6 million with an average recorded investment in impaired loans during 1995 of approximately $81.9 million. Included in the impaired loans total were $42.6 million of impaired loans for which the related specific allowance for loan losses was $17.6 million. The remaining $46.0 million of impaired loans did not require a specific allowance for loan losses due to the net realizable value of loan collateral, guarantees and other factors.

NOTE 9: PREMISES AND EQUIPMENT

    A summary of premises and equipment at December 31, 1995 and 1994 follows.

                                      ($ in thousands)                                           1995       1994
------------------------------------------------------------------------------------------------------------------
Land........................................................................................   $ 78,326     77,458
Buildings and leasehold improvements........................................................    446,721    428,877
Equipment...................................................................................    363,241    365,554
Capital leases..............................................................................     24,115     25,082
                                                                                               --------    -------
                                                                                                912,403    896,971
Less:
Accumulated depreciation and amortization...................................................    446,905    420,806
------------------------------------------------------------------------------------------------------------------
Total.......................................................................................   $465,498    476,165
==================================================================================================================

    First of America and certain of its subsidiaries have capital and operating leases for premises and equipment under agreements expiring at various dates through 2034. These leases, in general, provide for renewal options and options to purchase certain premises at fair values, and require the payment of property taxes, insurance premiums and maintenance costs. Total rental expense for all operating leases was $17,554,000 in 1995, $16,100,000 in 1994, and $10,936,000
in 1993.

    The future minimum payments by year, and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995.

                           ($ in thousands)                              Capital Leases       Operating Leases
--------------------------------------------------------------------------------------------------------------
1996..................................................................      $  2,119                16,487
1997..................................................................         2,127                13,785
1998..................................................................         2,117                10,708
1999..................................................................         2,057                 8,762
2000..................................................................         2,042                 6,186
Thereafter............................................................        38,931                45,591
                                                                         -----------          ------------
Total minimum lease payments..........................................        49,393               101,519
Amounts representing interest.........................................       (28,198)                   --
----------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments...........................      $ 21,195               101,519
==========================================================================================================

NOTE 10: SHORT TERM BORROWINGS

    Information relating to securities sold under agreement to repurchase follows:

                        ($ in thousands)                               1995             1994            1993
--------------------------------------------------------------------------------------------------------------
At December 31:
Outstanding......................................................   $  429,483          583,184        664,531
Average interest rate............................................         5.83%            5.75           3.31
Daily average for the year:
Outstanding......................................................   $  546,232          709,205        326,383
Average interest rate............................................         6.07%            4.43           3.26
Maximum outstanding at any month end.............................   $1,087,851        1,229,099        664,531
==============================================================================================================

    Securities sold under agreements to repurchase are secured transactions with customers, generally maturing within thirty days. As of December 31, 1995, First of America did not have repurchase agreements which exceeded 10 percent of total assets.

NOTE 11: LONG TERM DEBT

    Information relating to long term debt at December 31, 1995 and 1994 follows.

                                   ($ in thousands)                                        1995       1994
------------------------------------------------------------------------------------------------------------
PARENT COMPANY:
7.75% subordinated notes due July 15, 2004............................................   $200,000    200,000
10.625% subordinated notes payable in equal annual installments in 1990 through 1998,
  interest payable semi-annually......................................................      3,111      6,222
8.50% subordinated notes due February 1, 2004.........................................    150,000    150,000
Revolving credit agreement............................................................         --     30,000
6.35% subordinated debenture due December 31, 2007....................................     10,000     10,000
Capital lease obligations (Note 9)....................................................     19,970     20,198
                                                                                         --------    -------
                                                                                          383,081    416,420
SUBSIDIARIES:
Bank notes, with interest rates ranging from 4.875% to 5.05%, due through
  August 26, 1996.....................................................................    104,971    259,903
Notes payable through 2001............................................................         --      2,455
8.30% FHLB borrowing payable August 1996..............................................        820        820
Mortgages and land contracts, payable in installments through 1999 with interest rates
  ranging from 4.75% to 10.25%........................................................        218        303
Capital lease obligations (Note 9)....................................................      1,225      1,335
------------------------------------------------------------------------------------------------------------
TOTAL LONG TERM DEBT..................................................................   $490,315    681,236
============================================================================================================

    First of America entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by the First Amendment dated December 9, 1994, and by the Second Amendment dated February 15, 1996 (collectively, the Credit Agreement). The Credit Agreement allows First of America to borrow on a standby revolving credit basis and an uncommitted competitive advance basis up to $350,000,000. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital and for other general corporate purposes.

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

    During August 1994, certain First of America bank subsidiaries began issuing Bank Notes Due from 30 Days to 10 Years from Date of Issue. The Bank Notes which are long term are included in the preceding table. The proceeds from the sale of the notes were used for general operating purposes by the issuing banks.

    The various loan agreements include restrictions on consolidated capital. First of America's net worth, under the most restrictive loan covenant, may not be less than $1,421,141,000. The indebtedness of subsidiary banks is subordinated to the claims of their depositors and certain other creditors. Management has determined that First of America is in compliance with all of its loan covenants.

    Maturities of outstanding indebtedness at December 31, 1995 follow.

                                                                                                    Total Principal
                                        ($ in thousands)                                              Amount Due
-------------------------------------------------------------------------------------------------------------------
Year ending December 31,
1996.............................................................................................      $ 109,316
1997.............................................................................................            432
1998.............................................................................................            460
1999.............................................................................................            441
2000.............................................................................................            463
Thereafter.......................................................................................        379,203
-------------------------------------------------------------------------------------------------------------------
Total............................................................................................      $ 490,315
===================================================================================================================

NOTE 12: PREFERRED STOCK

    First of America has reserved 500,000 shares of preferred stock for issuance as Series A Junior Participating Preferred Stock ("Series A Preferred") upon the exercise of certain preferred stock purchase rights (each a "Right") issued to holders of and in tandem with shares of First of America Common Stock.

    If issued, each share of Series A Preferred is entitled to 100 votes on all matters submitted to a vote of the shareholders of First of America. Additionally, in the event First of America fails to pay dividends on the Series A Preferred for four full quarters, holders of the Series A Preferred have certain rights to elect additional directors of the company. Except as described in the Rights Agreement, holders of the Series A Preferred have no preemptive rights to subscribe for additional securities which the company may issue. The Series A Preferred will not be redeemable. Each share of Series A Preferred will, subject to the rights of any other preferred stock the company may issue ranking senior to the Series A Preferred, if any, be entitled to preferential quarterly dividends equal to the greater of $10.00, or subject to certain adjustments, 100 times the dividend declared per share of First of America Common Stock. Upon liquidation of the company, holders of Series A Preferred will, subject to the rights of senior securities, be entitled to a preferential liquidation payment equal to $190.00 per share, plus accrued and unpaid dividends. In the event of any merger, consolidation, or other transaction in which shares of First of America Common Stock are exchanged, each share of Series A Preferred will, subject to the rights of senior securities, be entitled to receive 100 times the amount received per share common stock. The rights of the Series A Preferred are protected by customary antidilution provisions.

NOTE 13: STOCK OPTION PLAN

    The First of America Bank Corporation Restated 1987 Stock Option Plan is administered by the Nominating and Compensation Committee of the Board of Directors, none of whom is eligible to participate therein. Under the Plan options to purchase up to 1,700,000 authorized but unissued shares of First of America Common Stock may be granted through December 9, 1997.

    The stock options are exercisable during a 10 year period, beginning on the date of grant and may be granted at prices not less than the fair market value on the date of grant.

    The following is a summary of transactions which occurred during 1993, 1994 and 1995:

                                                                             Shares Under        Option Price
                                                                                Option            Per Share
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1992..........................................       843,700         $16.00-32.50
Granted...................................................................       176,000            40.00
Exercised.................................................................       (53,700)
Canceled..................................................................       (11,367)
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1993..........................................       954,633         $16.00-40.00
Converted options from acquisitions.......................................        24,919            11.30
Granted...................................................................       295,900            33.00
Exercised.................................................................       (23,050)
Canceled..................................................................        (5,366)
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1994..........................................     1,247,036         $11.30-40.00
Granted...................................................................       325,200            43.25
Exercised.................................................................      (101,589)
Canceled..................................................................       (13,900)
-------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1995..........................................     1,456,747         $11.30-43.25
=============================================================================================================

NOTE 14: DIVIDENDS FROM BANKING SUBSIDIARIES

    Dividends paid to First of America by its bank subsidiaries amounted to $337,407,000 in 1995, $173,350,000 in 1994 and $200,700,000 in 1993. Unless
prior regulatory approval is obtained, banking regulations limit the amount of dividends that First of America's banking subsidiaries can declare during 1996, to the 1996 net profits, as defined in the Federal Reserve Act, plus retained net profits for 1995 and 1994, which amounted to $50,187,000. Under the FDIC Improvement Act of 1993, there is incentive to maintain banks' capital at the "well-capitalized" level. This may further restrict dividends in the future.

NOTE 15: EMPLOYEE PENSION PLAN

    First of America and its subsidiaries have a defined benefit pension plan that covers substantially all of its full-time employees. Benefits are based on years of service and the employee's compensation.

    Pension costs for the years 1995 and 1994 were calculated based on Financial Accounting Standards Board Statement No. 87 "Employers' Accounting for Pensions." Pension costs for the years ended December 31, 1995, 1994, and 1993 equaled $3,980,000, $8,073,000, and $5,920,000, respectively.

    The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994.

                                                                                           December 31,
------------------------------------------------------------------------------------------------------------
                                 ($ in thousands)                                       1995          1994
------------------------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
  Accumulated benefit obligation, including vested benefits of $304,707 for 1995
    and $284,034 for 1994..........................................................   $312,916       294,336
------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date..........................   $379,131       345,465
Plan assets at fair value, primarily listed stocks and U.S. Bonds..................    438,752       358,392
                                                                                      --------       -------
Projected benefit obligation less than plan assets.................................     59,621        12,927
Unrecognized net (gain)/loss.......................................................    (33,192)        8,228
Unrecognized prior service cost....................................................     21,367        25,905
Unrecognized net assets being recognized over 15 years.............................    (13,953)      (15,902)
                                                                                      --------       -------
Prepaid pension included in other assets...........................................   $ 33,843        31,158
------------------------------------------------------------------------------------------------------------
NET PENSION COST INCLUDED THE FOLLOWING COMPONENTS:
Service cost.......................................................................   $ 11,426        12,114
Interest cost on projected benefit obligation......................................     24,689        22,661
Actual return on plan assets.......................................................    (86,421)        6,948
Net amortization and deferral......................................................     54,286       (33,650)
------------------------------------------------------------------------------------------------------------
Net periodic pension cost..........................................................   $  3,980         8,073
============================================================================================================

    First of America's weighted-average discount rate was 7.50 percent at December 31, 1995 and 8.00 percent at December 31, 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.50 percent at year-end 1995 and 6.00 percent at year-end 1994. The expected long term rate of return on assets was
9.50 percent and 9.00 percent at December 31, 1995 and 1994, respectively. The assumed rates in place at each year-end are used to determine the net periodic pension cost for the following year.

NOTE 16: OTHER POSTRETIREMENT BENEFITS

    First of America and its subsidiaries have a Retiree Medical Plan which provides a portion of retiree medical care premiums. First of America's level of contribution is based on an age and service formula.

    The following table presents the plan's funded status reconciled with amounts recognized in First of America's Consolidated Balance Sheet at December 31, 1995 and 1994:

                                                                                            December 31,
------------------------------------------------------------------------------------------------------------
                                   ($ in thousands)                                        1995       1994
------------------------------------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:
Retirees..............................................................................   $(17,932)   (20,626)
Fully eligible active plan participants...............................................     (7,065)    (7,470)
Other active plan participants........................................................     (8,901)    (9,299)
                                                                                         --------    -------
                                                                                          (33,898)   (37,395)
Plan assets at fair value.............................................................         --         --
                                                                                         --------    -------
Accumulated postretirement benefit obligation in excess of plan assets................    (33,898)   (37,395)
Unrecognized prior service cost.......................................................     (4,700)    (5,498)
Unrecognized net (gain) loss..........................................................       (857)     4,002
------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost included in other liabilities.....................   $(39,455)   (38,891)
============================================================================================================
NET PERIOD POSTRETIREMENT BENEFIT COST FOR 1995 AND 1994 INCLUDE THE FOLLOWING COMPONENTS:
------------------------------------------------------------------------------------------------------------
Service cost..........................................................................   $  1,092      1,253
Interest cost.........................................................................      2,992      2,641
Net amortization and deferral.........................................................       (524)      (405)
------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost..............................................   $  3,560      3,489
============================================================================================================

    For measurement purposes of the accrued postretirement benefit cost included in other liabilities, 10.03 percent and 10.36 percent annual rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) were assumed at December 31, 1995 and 1994, respectively; the 1995 rate was further assumed to decline evenly to 6.0 percent in 2004. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent at December 31, 1995 and 8.00 percent at December 31, 1994. To determine First of America's net periodic postretirement benefit cost for 1995 and 1994, a weighted average discount rate of 8.0 percent and 7.25 percent, respectively, and the health care trend rate of 10.36 percent and 10.95 percent, respectively, were used. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by 2.1 percent and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 by 1.5 percent.

NOTE 17: SUPPLEMENTARY INCOME STATEMENT INFORMATION

    Other than the items listed below, other operating income and other operating expenses did not include any accounts that exceeded one percent of total revenue, which is the sum of total interest income and total non-interest income.

                             ($ in thousands)                                  1995        1994        1993
-------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Revolving loan fees -- interchange income.................................   $ 22,446      31,538      30,104
Revolving loan fees -- merchant discount..................................     35,989      28,863      22,994
Gains on sale of loans....................................................     19,627      11,697      29,456
Securitization service fees...............................................     24,123          --          --
Other.....................................................................     49,393      36,045      30,939
-------------------------------------------------------------------------------------------------------------
Total other operating income..............................................   $151,578     108,143     113,493
=============================================================================================================
OTHER OPERATING EXPENSES:
Services purchased........................................................   $ 20,769      17,814      14,638
Office supplies...........................................................     20,669      20,924      22,541
FDIC insurance............................................................     28,373      42,055      39,680
Advertising, business development and public relations....................     18,368      20,884      22,573
Postage...................................................................     17,278      16,458      16,291
Telephone.................................................................     19,907      19,293      17,300
Other.....................................................................     95,529      94,744      95,052
-------------------------------------------------------------------------------------------------------------
Total other operating expenses............................................   $220,893     232,172     228,075
=============================================================================================================

NOTE 18: INCOME TAXES

    Total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, respectively, was allocated as follows:

                             ($ in thousands)                                  1995        1994        1993
-------------------------------------------------------------------------------------------------------------
Income from continuing operations.........................................   $126,629     102,616      98,574
Shareholders' equity, for market value adjustments on investment
  securities available for sale...........................................     28,885     (32,296)     17,263
-------------------------------------------------------------------------------------------------------------
Total income tax expense..................................................   $155,514      70,320     115,837
=============================================================================================================

    Income tax expense (benefit) attributable to income from continuing operations consists of:

                              ($ in thousands)                                 Current        Deferred        Total
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
U.S. Federal................................................................   $125,611        (6,861)       118,750
State and local.............................................................      8,390          (511)         7,879
--------------------------------------------------------------------------------------------------------------------
Total.......................................................................   $134,001        (7,372)       126,629
====================================================================================================================
Year ended December 31, 1994:
U.S. Federal................................................................   $103,124            95        103,219
State and local.............................................................      5,186        (5,789)          (603)
--------------------------------------------------------------------------------------------------------------------
Total.......................................................................   $108,310        (5,694)       102,616
====================================================================================================================
Year ended December 31, 1993:
U.S. Federal................................................................   $ 99,184        (3,117)        96,067
State and local.............................................................        787         1,720          2,507
--------------------------------------------------------------------------------------------------------------------
Total.......................................................................   $ 99,971        (1,397)        98,574
====================================================================================================================

    Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

                              ($ in thousands)                                    1995          1994          1993
--------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense..............................................   $127,168       113,092       121,086
Increase (reduction) in income taxes resulting from:
  Tax exempt municipal obligations income....................................     (9,277)       (9,904)      (12,738)
  Change in the beginning-of-the-year balance of the valuation allowance for
    deferred tax assets allocated to income tax expense......................         --          (883)       (9,686)
  Alternative minimum tax credits utilized...................................         --            --        (5,675)
  State and local tax expense (benefit), net of federal tax..................      5,122          (392)        1,630
  Amortization of goodwill...................................................      4,821         3,844         3,116
  Other, net.................................................................     (1,205)       (3,141)          841
--------------------------------------------------------------------------------------------------------------------
Total........................................................................   $126,629       102,616        98,574
====================================================================================================================

    The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                                                       December 31,
--------------------------------------------------------------------------------------------------------------
($ in thousands)                                                              1995          1994         1993
--------------------------------------------------------------------------------------------------------------
Deferred tax benefit (exclusive of the effects of other components
  below)..................................................................   $(7,372)      (4,811)       8,289
Decrease in beginning-of-the-year balance of the valuation allowance for
  deferred tax assets.....................................................        --         (883)      (9,686)
--------------------------------------------------------------------------------------------------------------
Total.....................................................................   $(7,372)      (5,694)      (1,397)
==============================================================================================================

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 are presented below:

                                                                                           December 31,
------------------------------------------------------------------------------------------------------------
                                 ($ in thousands)                                       1995          1994
------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Book loan loss deduction in excess of tax..........................................   $ 83,846        76,073
Deferred compensation..............................................................      8,135         6,149
Deferred loan fees.................................................................      9,392        10,279
Employee benefits..................................................................        145         1,916
Other real estate expenses.........................................................      1,827         3,229
Non-accrual loan income............................................................      4,261         3,292
Market value adjustment on securities available for sale...........................         --        37,556
Expenses not currently deductible for tax purposes.................................      4,619         3,408
Other..............................................................................     14,257        10,474
                                                                                      --------       -------
Total gross deferred tax assets....................................................    126,482       152,376
Less valuation allowance...........................................................         --       (22,524)
                                                                                      --------       -------
Net deferred tax assets............................................................    126,482       129,852
                                                                                      --------       -------
DEFERRED TAX LIABILITIES:
Premise and equipment, due to differences in depreciation..........................    (10,969)      (10,200)
Discount accretion on securities...................................................     (1,587)       (1,276)
Market value adjustment on securities available for sale...........................    (13,853)           --
Tax loan loss reserve to be recaptured.............................................    (11,698)       (7,094)
Other..............................................................................     (8,933)      (10,327)
Total gross deferred liabilities...................................................    (47,040)      (28,897)
------------------------------------------------------------------------------------------------------------
Net deferred tax asset.............................................................   $ 79,442       100,955
============================================================================================================

    The valuation allowance for deferred tax assets as of January 1, 1995 was $22,524,000. The net change in the total valuation allowance for the year ended December 31, 1995 was a decrease of $22,524,000.

    The valuation allowance for deferred tax assets at January 1, 1995 was related entirely to market value adjustments on Securities Available for Sale which would have resulted in capital losses that could be recognized only when offset against capital gains. During 1995, the market value adjustment on Securities Available for Sale resulted in an overall capital gain position, and accordingly, the reduction in the valuation allowance of $22,524,000 has been allocated to shareholders' equity.

NOTE 19: EARNINGS PER SHARE CALCULATION

    The weighted average number of shares used in the determination of earnings per share were:

                                                                           1995          1994          1993
--------------------------------------------------------------------------------------------------------------
Common and common equivalents........................................   63,500,784    59,811,568    57,416,771
Fully diluted........................................................   63,500,784    59,811,568    59,772,113
--------------------------------------------------------------------------------------------------------------

    Common and common equivalents per share amounts were calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the respective periods adjusted for the portion of stock options which were considered common equivalents, 279,856 in 1995, 281,498 in 1994 and 305,240 in 1993. Fully diluted earnings per share calculations were based on the assumption that all outstanding preferred stock was converted into common stock and the preferred dividends on these shares eliminated. In addition, the average fully diluted earnings per share included the portion of stock options which were considered common equivalents, 279,856 in 1995, 281,498 in 1994 and 305,240 in 1993.

    On December 31, 1995 and 1994, there were 63,283,857 and 62,849,209 common shares outstanding, respectively. At the same dates there were 100,000,000 authorized shares of $10 par value common stock.

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

    A summary of the contract or notional amounts of these financial instruments at December 31, is as follows:

                             ($ in thousands)                                    1995                1994
------------------------------------------------------------------------------------------------------------
Commitments on unused credit card lines....................................   $ 8,686,390          8,418,466
Other commitments to extend credit.........................................     2,930,624          2,699,651
Mortgages sold with recourse...............................................        79,952            101,565
Mortgage loan sale commitments.............................................       125,000             30,600
Standby letters of credit..................................................       366,829            305,460
Commercial letters of credit...............................................         5,280              7,199
Foreign exchange contracts.................................................         1,440             13,192
Interest rate swaps........................................................       105,507            707,864
Interest rate caps.........................................................            --            125,000
------------------------------------------------------------------------------------------------------------
Total......................................................................   $12,301,022         12,408,997
============================================================================================================

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amounts included in the preceding table does not necessarily represent future cash requirements. At December 31, 1995, other commitments to extend credit were comprised of $1,983,159,000 in unused commercial loan commitments, $947,465,000 in commitments to fund commercial real estate, construction and land development of which $445,643,000 was secured by real estate, and $464,953,000 in home equity lines of credit. Collateral held on these instruments varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

    First of America has sold mortgage loans to the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and other savings institutions with full recourse. The total unpaid principal balances of these loans were $80.0 million at December 31, 1995 and are not included in the accompanying consolidated balance sheets. Mortgage loan sale commitments represent agreements to deliver mortgage loans to investors in future periods.

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

    At December 31, 1994, First of America had outstanding interest rate caps which totaled $125 million and were designated to certain FirstRate Fund deposits. First of America also had interest rate swaps with a total notional value of $707.9 million of which $530.9 million was a hedge against certain certificates of deposit, $125.0 million as a hedge against long term debt with the remainder as a hedge against certain other deposits and borrowings. Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. The following table outlines First of America's interest rate caps and interest rate swaps at December 31, 1995.

INTEREST RATE SWAPS
($ in thousands)

                                                                                                       Net Interest
                                                   Weighted          Average          Average         Income Impact
       Hedged          Notional   Fair Market       Average       Rate Received      Rate Paid      ------------------
   Asset/Liability      Amount       Value      Maturity (Mos.)   Variable/Fixed   Variable/Fixed    1995        1994
----------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps:
  Rising Rate CDs....  $     --         --              --                    --              --     (1,158)        82
  Market Rate CDs*...     8,507        814             1.8                    --              --       (808)      (915)
  FHLB advance.......        --         --              --                    --              --         25        (46)
  FirstRate Fund
    deposits.........    12,000        (49)            7.5        5.94%/variable     6.03%/fixed         (9)       (35)
  Bank notes.........    10,000        (56)            7.8         5.68/variable      6.23/fixed         24        (72)
  Long term debt.....    75,000       (210)           12.4            5.30/fixed   5.88/variable       (894)       (93)
Interest rate caps...        --         --              --                    --              --     (1,150)       (96)
----------------------------------------------------------------------------------------------------------------------
Total................  $105,507        499            10.6                                           (3,970)    (1,175)
----------------------------------------------------------------------------------------------------------------------

* This represents a basis swap.

    At December 31, 1995, there were no deferred losses included in other assets from the termination of interest rate swaps. During 1995, no losses were recognized in earnings related to interest rate swaps which were marked-to-market.

    Interest rate caps are agreements to make payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. First of America utilized interest rate caps in an attempt to manage its interest rate risk. As of December 31, 1995, First of America had no outstanding interest rate caps.

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

    For purposes of this disclosure, the estimated fair value of financial instruments with short-term maturities is assumed to equal the recorded book value. These financial instruments include cash and short term investments, accrued interest receivable and payable and short term borrowings. Estimated fair values for other financial instruments were determined as follows:

SECURITIES:

    Fair values for Held to Maturity and Available for Sale securities were based on quoted market prices where available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

LOANS RECEIVABLE:

    For variable rate loans that reprice frequently and for which there has been no significant change in credit risk, fair values equal carrying values. The fair values for fixed rate loans were based on estimates using discounted cash flow analyses and current interest rates being offered for loans with similar terms to borrowers of similar credit quality.

LOANS HELD FOR SALE:

    Fair values for loans held for sale were based on quoted market prices where available. If a quoted market price was not available, fair value was estimated using market prices for similar assets.

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

LONG TERM BORROWINGS:

    Fair values for First of America's long term debt (other than deposits) were estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities.

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

    The estimated fair values of First of America's financial instruments for which the fair value differs from the recorded book value for December 31, 1995 and 1994 were as follows:

                                               December 31, 1995               December 31, 1994
-----------------------------------------------------------------------------------------------------
                                            Recorded       Estimated        Recorded       Estimated
            ($ in millions)                Book Value      Fair Value      Book Value      Fair Value
-----------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Securities:
  Held to maturity......................    $     --              --           3,113           2,943
  Available for sale....................       5,061           5,061           2,588           2,588
Loans, net..............................      15,734          15,825          16,577          16,374
Loans held for sale.....................         101             104              30              30
FINANCIAL LIABILITIES:
Deposits*...............................     (19,342)        (19,422)        (20,200)        (20,097)
Long term borrowings....................        (490)           (520)           (681)           (657)
Off-balance sheet commitments...........          --              21              --              29
Interest rate swap agreements...........          --              --              --             (17)
Interest rate cap agreements............          --              --              --               2
=====================================================================================================

* SFAS No. 107 defines the fair value of demand deposits as the amount payable on demand and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time.

NOTE 22: CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

    The balance sheets for December 31, 1995 and 1994, and the statements of income and statements of cash flows for the three years ended December 31, 1995 follow.

                                                                                           December 31,
-------------------------------------------------------------------------------------------------------------
                                 ($ in thousands)                                        1995         1994
-------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
ASSETS
Cash and interest bearing deposits held by subsidiary banks........................   $  209,532       54,758
Investment in subsidiaries.........................................................    1,918,540    1,831,786
Other assets.......................................................................      170,613      207,683
-------------------------------------------------------------------------------------------------------------
Total assets.......................................................................   $2,298,685    2,094,227
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities.............................................   $   87,623       98,919
Long term debt.....................................................................      383,081      416,420
                                                                                      ----------    ---------
Total liabilities..................................................................      470,704      515,339
                                                                                      ----------    ---------
SHAREHOLDERS' EQUITY
Common stock.......................................................................      632,839      628,492
Surplus............................................................................      283,409      284,877
Net unrealized gain/(loss) on securities available for sale, net of tax
  expense/(benefit) of $13,853 for 1995 and $(15,032) for 1994.....................       25,939      (92,271)
Retained earnings..................................................................      885,794      757,790
                                                                                      ----------    ---------
Total shareholders' equity.........................................................    1,827,981    1,578,888
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity.........................................   $2,298,685    2,094,227
=============================================================================================================

                                                                                  Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                              ($ in thousands)                                   1995       1994       1993
-------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
INCOME
Dividends from subsidiaries.................................................   $337,407    175,350    205,891
Interest and other income...................................................    339,863    262,615    291,798
                                                                               --------    -------    -------
Total operating income......................................................    677,270    437,965    497,689
                                                                               --------    -------    -------
EXPENSES
Interest on borrowed money..................................................     33,600     27,793     19,597
Salaries and employee benefits..............................................    159,461    151,766    134,734
Amortization of intangibles.................................................      5,692      5,974      5,095
Other operating expenses....................................................    199,162    139,853    171,937
                                                                               --------    -------    -------
Total operating expenses....................................................    397,915    325,386    331,363
                                                                               --------    -------    -------
Income before income taxes and undistributed earnings of subsidiaries.......    279,355    112,579    166,326
Applicable income tax benefit...............................................     19,291     22,609     14,084
                                                                               --------    -------    -------
Net income before equity in undistributed earnings (losses) of
  subsidiaries..............................................................    298,646    135,188    180,410
Equity in undistributed earnings (losses) of subsidiaries...................    (61,938)    85,315     66,975
-------------------------------------------------------------------------------------------------------------
Net income..................................................................   $236,708    220,503    247,385
=============================================================================================================

                             ($ in thousands)                                  1995        1994        1993
-------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................   $236,708     220,503     247,385
Adjustment to reconcile net income to net cash provided by operating
  activities..............................................................    113,558     (13,723)   (125,584)
                                                                             --------    --------    --------
Net cash from operating activities........................................    350,266     206,780     121,801
                                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Premises and equipment purchased..........................................    (33,157)    (24,845)    (46,724)
Proceeds from sale of premises & equipment................................      8,444       4,974         600
Capital infusions, net of redemptions.....................................    (31,797)   (112,850)     (6,535)
                                                                             --------    --------    --------
Net cash from investing activities........................................    (56,510)   (132,721)    (52,659)
                                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long term debt..................................         --     438,000     222,000
Repayment of long term debt...............................................    (33,339)   (261,195)   (190,891)
Proceeds from issuance of common stock....................................      2,105         460       1,132
Repurchase of common stock................................................         --    (123,373)         --
Dividends paid............................................................   (107,429)    (96,670)    (93,333)
Other, net................................................................       (319)       (268)       (329)
                                                                             --------    --------    --------
Net cash from financing activities........................................   (138,982)    (43,046)    (61,421)
                                                                             --------    --------    --------
Net increase (decrease) in cash...........................................    154,774      31,013       7,721
Cash at beginning of year.................................................     54,758      23,745      16,024
-------------------------------------------------------------------------------------------------------------
Cash at year-end..........................................................   $209,532      54,758      23,745
=============================================================================================================

SUPPLEMENTAL INFORMATION (Unaudited)

                                                1995           1994          1993          1992          1991
----------------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share:
Primary...................................   $     28.89         25.12         25.60         22.12         20.58
Fully Diluted.............................         28.89         25.12         25.60         22.49         21.47
Common shares outstanding:
Weighted average..........................    63,500,784    59,811,568    57,416,771    54,841,762    53,536,154
Year end..................................    63,283,857    62,849,209    59,520,710    57,014,244    53,537,438
Market price of Common Stock:
High......................................   $    46.125        40.125        42.875        37.875        31.750
Low.......................................        29.500        29.750        36.500        29.000        18.250
Year end..................................        44.375        30.000        39.250        37.875        29.375
Number of shares traded (in thousands)....        19,427        18,313        13,708        14,284        13,612
Price earnings ratio*.....................          11.9x          8.1           9.3          15.4           9.1
Dividend yield (at year end)..............          3.97%         5.60          4.08          3.70          4.36
Dividend payout ratio.....................         45.58         43.90         35.71         53.25         45.35
NON-FINANCIAL DATA
Number of common shareholders*............        31,300        30,900        28,400        23,800        17,815
Number of banking subsidiaries*...........             4             8            20            23            26
Number of banking offices*................           613           630           572           551           487
Number of employees (FTE)*................        12,690        13,307        13,330        12,940        13,404
Number of automated teller machines*......           675           647           546           498           400
RETURN ON EQUITY AND ASSETS
Return on average total assets............          1.00%         0.98          1.20          0.75          0.95
Return on average common shareholders'
  equity..................................         13.89         14.44         18.01         11.67         13.66
Return on average total shareholders'
  equity..................................         13.89         14.44         17.50         11.38         13.07
Average common shareholders' equity as a
  percent of total average assets.........          7.17          6.77          6.52          5.91          6.28
Average shareholders' total equity as a
  percent of total average assets.........          7.17          6.77          6.88          6.63          7.26
================================================================================================================

* Prior years numbers not restated.

QUARTERLY INFORMATION (Unaudited)
($ in millions except per share data)

                                                    1995 Quarters                        1994 Quarters
----------------------------------------------------------------------------------------------------------------
                                          Fourth    Third    Second   First    Fourth   Third    Second   First
----------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Total interest income...................  $ 437.5    442.0   460.6     456.4    433.6    417.1   387.7     362.4
Total interest expense..................    210.6    217.4   226.3     218.3    196.5    177.3   152.9     135.4
----------------------------------------------------------------------------------------------------------------
Net interest income.....................    226.9    224.6   234.3     238.1    237.1    239.8   234.8     227.0
Provision for loan losses...............     27.7     21.4    22.0      20.5     22.2     21.2    22.5      20.6
----------------------------------------------------------------------------------------------------------------
Net interest income after provision.....    199.2    203.2   212.3     217.6    214.9    218.6   212.3     206.4
----------------------------------------------------------------------------------------------------------------
Non-interest income:
Service charges on deposit accounts.....     25.6     25.3    25.1      24.3     23.6     23.0    22.3      20.3
Trust income............................     24.8     24.4    23.3      21.7     20.4     20.4    20.7      20.3
Investment securities transactions......      1.0      0.5     0.1      (1.5)    (4.3)     1.0     1.2       7.5
Other operating income..................     49.4     42.0    35.0      25.1     27.2     26.7    25.6      28.5
----------------------------------------------------------------------------------------------------------------
Total non-interest income...............    100.8     92.2    83.5      69.6     66.9     71.1    69.8      76.6
----------------------------------------------------------------------------------------------------------------
Non-interest expense:
Salaries and wages......................     85.9     86.3    90.9      93.2     91.7     88.9    88.4      84.7
Employee benefits.......................     16.2     16.4    19.9      22.2     17.0     19.4    20.5      19.9
----------------------------------------------------------------------------------------------------------------
Total personnel costs...................    102.1    102.7   110.8     115.4    108.7    108.3   108.9     104.6
Occupancy, net..........................     16.9     15.8    15.1      16.3     14.7     15.9    14.5      15.3
Equipment...............................     15.2     14.9    14.5      14.7     15.1     14.2    13.8      13.0
Data processing.........................      4.8      4.5     4.7       4.8      3.9      4.6     4.7       4.3
Amortization of intangibles.............      5.3      5.3     5.4       5.3      5.4      4.5     4.0       2.6
Other operating expenses................     54.1     50.1    58.5      58.1     56.5     59.3    58.5      58.1
----------------------------------------------------------------------------------------------------------------
Total non-interest expense..............    198.4    193.3   209.0     214.6    204.3    206.8   204.4     197.9
----------------------------------------------------------------------------------------------------------------
Income before income tax................    101.6    102.1    86.8      72.6     77.5     82.9    77.7      85.1
Applicable income tax expense...........     35.6     35.4    30.3      25.3     24.9     26.5    24.5      26.8
----------------------------------------------------------------------------------------------------------------
Net income..............................  $  66.0     66.7    56.5      47.3     52.6     56.4    53.2      58.3
================================================================================================================
EARNINGS PER SHARE DATA
Earnings per common share...............  $  1.04     1.05    0.89      0.75     0.87     0.96    0.88      0.98
Common stock cash dividend paid.........     0.44     0.42    0.42      0.42     0.42     0.40    0.40      0.40
Market price of Common Stock:
High....................................   46.125   45.250  38.000    34.250   34.875   37.500   40.125   39.000
Low.....................................   41.750   36.375  33.125    29.500   29.750   34.500   35.500   35.375
Period-end..............................   44.375   42.875  37.125    33.625   30.000   35.250   35.625   37.875
================================================================================================================

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information under the headings "Election of Directors" on pages 1 through 4 and "Other Matters" on page 24 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1996. Such information is incorporated herein by reference. The information concerning executive officers of the Registrant appears on page 5 in
Part I of this document.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to those portions of the information under the heading "Executive Compensation," other than the "Compensation Committee Report on Executive Compensation" and the "Performance Graph," on pages 6 through 17 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1996. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1996 under the headings "Principal Shareholders" on page 1, and "Election of Directors" on pages 1 through 4 regarding ownership of the Registrant's securities. Such information in incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information under the heading "Interest of Management in Certain Transactions" on page 17 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

        1. Financial Statements

           Report of Independent Auditors
           Consolidated Balance Sheets -- December 31, 1995 and 1994 Consolidated Statements of Income -- three years ended December 31, 1995
           Consolidated Statements of Changes in Shareholders' Equity -- three years ended December 31, 1995
           Consolidated Statements of Cash Flows -- three years ended December 31, 1995
           Notes to Consolidated Financial Statements

        The above listed auditor's report, consolidated financial statements and notes to consolidated financial statements are included under "Item 8. Financial Statements and Supplementary Data" of this document.

        2. Financial statement schedules required by Article 9 of Regulation S-X are inapplicable.

        3. Exhibits required by Item 601 of Regulation S-K.

    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

        Not applicable.

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

        C. A copy of the Subordinated Indenture between the Registrant, as Issuer, and First Trust National Association, as Trustee, dated as of November 1, 1991, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by reference.

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

    (9) Voting trust agreement

        Not applicable.

    (10) Material contracts

    * Denotes management contracts and compensatory arrangements required to be filed as Exhibits and in which the Registrant's executive officers participate.

        A. A copy of the Three-Year Competitive Advance and Revolving Credit Facility Agreement dated March 25, 1994, among the Registrant and the several lenders named therein was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference. That Agreement which was amended by the First Amendment dated December 9, 1994, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference. The Agreement was also amended by the Second Amendment dated February 15, 1996, which is filed herewith as an Exhibit.

        B.* A copy of the First of America Bank Corporation Annual Incentive Compensation Plan for Key Corporate and Affiliate Executives, in which the Registrant's executive officers participate, was filed as an Exhibit to the Registrant's Annual Report to the Commission on Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference, and a copy of the Amendment to this document was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

        C.* A copy of the Registrant's Unfunded Deferred Excess Benefit Plan as adopted during 1990, in which the Registrant's executive officers participate, was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, and is incorporated herein by reference.

        D.* A copy of the Registrant's Supplemental Retirement Plan to Compensate for Nonqualified Savings Deferrals, in which the Registrant's executive officers participate, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

        E.* A copy of the Registrant's Supplemental Savings Plan and the Amendment to this document, in which the Registrant's executive officers participate, were filed as an Exhibit to the Registrant's Annual Report to the Commission on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

        F.* A copy of the Restated First of America Bank Corporation 1987 Stock Option Plan, as amended and in which the Registrant's executive officers participate, was filed, as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.

        G.* A copy of First of America's Long-Term Incentive Plan as amended and restated for performance periods commencing July 1, 1988, and thereafter, in which the Registrant's executive officers participate, was filed as an Exhibit to the Registrant's Registration Statement on Form S-4 filed July 28, 1988 (Reg. No. 33-23365) and is incorporated herein by reference, and a copy of the Amendment to this document was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1990, and is incorporated herein by reference.

        H.*A copy of the composite form of the Management Continuity Agreement dated February 15, 1995, entered into by the Registrant and its executive and certain other senior officers of the Registrant was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

        I.* A copy of First of America's Executive Management Trust Agreement, intended to fund benefits under the Management Continuity Agreements (see Exhibit (10)H above) was filed as an Exhibit to the Registrant's Annual Report on Form 10-K dated December 31, 1989, and is incorporated herein by reference.

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

    (21) Subsidiaries of the Registrant

        The subsidiaries of the Registrant as of the date of this document are as follows:

                                      Name                                     Place of Incorporation
        ---------------------------------------------------------------------------------------------
        First of America Bank -- Indiana                                       Indiana
        First of America Bank -- Illinois, N.A.                                United States
        First of America Bank -- Michigan, N.A.                                United States
        First of America Bank -- Florida, FSB                                  Florida
        First of America Brokerage Service, Inc.                               Michigan
        First of America Community Development Corporation                     Michigan
        First of America Insurance Company                                     Arizona
        First of America Loan Services, Inc.                                   Michigan
        First of America Mortgage Company                                      Arizona
        First of America Investment Corporation                                Michigan
        First of America Securities, Inc.                                      Michigan
        First of America Trust Company                                         Illinois
        FOA Investco -- Michigan, Inc.                                         Michigan
        CNB Investment Company                                                 Michigan
        First Charlotte Corporation                                            Florida
        First Presidential Service Corporation II                              Florida
        New England Trust Company                                              Rhode Island
        Underwriting Consultants, Inc.                                         Michigan
        First of America Insurance Group -- Illinois, Inc.                     Illinois

    (22) Published report regarding matters submitted to a vote of security holders.

        Not applicable.

    (23) Consents of experts

        Consent of KPMG Peat Marwick

    (24) Power of Attorney

        Power of Attorney signed by various directors of the Registrant authorizing Daniel R. Smith or Richard F. Chormann or Thomas W. Lambert to sign this Report on their behalf.

    (27) Financial Data Schedule

        Financial Data Schedule is filed herewith an Exhibit.

    (28) Information from reports furnished to state insurance regulatory authorities.

        Not applicable.

    (99) Additional exhibits

        Not applicable.

    (b) Reports on Form 8-K

        No Reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1995.

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

                   Signature                                        Title                         Date
-----------------------------------------------      -----------------------------------   ------------------
              /s/ DANIEL R. SMITH                    Director, Chairman and Chief          March 4, 1996
-----------------------------------------------      Executive Officer
                Daniel R. Smith


             /s/ THOMAS W. LAMBERT                   Executive Vice President              March 4, 1996
-----------------------------------------------      and Chief Financial Officer
               Thomas W. Lambert                     (Principal Financial Officer and
                                                     Principal Accounting Officer)

                                   *DIRECTORS

Jon E. Barfield                               Clifford L. Greenwalt                James S. Ware
Richard F. Chormann                           Robert L. Hetzler                    James W. Wogsland
Joseph J. Fitzsimmons                         Martha M. Mertz
Joel N. Goldberg




       *By:        /s/ THOMAS W. LAMBERT
----------------------------------------
                 Attorney in Fact

                                EXHIBIT INDEX

        NUMBER
---------------------
        (10)A           Second Amendment dated February 15, 1996, of the Three-Year Competitive Advance and
                        Revolving Credit Facility Agreement dated March 25, 1994.

        (23)            Consent of KPMG Peat Marwick LLP.

        (24)            Power of Attorney signed by various directors.

        (27)            Financial Data Schedule
