Form 10-Q
period 1996-03-31
FIRST OF AMERICA BANK CORP /MI/
filed 1996-05-14
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended                  Commission File No.
            March 31, 1996                          1-10534


                FIRST OF AMERICA BANK CORPORATION
      (Exact name of Registrant as specified in its Charter)


               Michigan                           38-1971791
    (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan           49007
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

                 Class                          Outstanding at
             Common Stock,                      April 30, 1996
             $10 Par Value                        61,599,788


                FIRST OF AMERICA BANK CORPORATION

                              INDEX


    PART I.  FINANCIAL INFORMATION                     Page
                                                        No.

         Consolidated Balance Sheets (Unaudited),
         March 31, 1996 and December 31, 1995 . . .      1

         Consolidated Statements of Income
         (Unaudited) - Three Months Ended March 31,      2
         1996 and 1995. . . . . . . . . . . . . . .

         Consolidated Statements of Cash Flows
         (Unaudited) - Three Months Ended March 31,
         1996 and 1995  . . . . . . . . . . . . . .      3

         Notes to Consolidated Financial Statements
         (Unaudited)  . . . . . . . . . . . . . . .      4

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . .      6



    PART II.  OTHER INFORMATION

                              FIRST OF AMERICA BANK COPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                      March 31    December 31

($ In thousands)                                                        1996         1995
- -------------------------------                                       ---------    ---------

ASSETS

Cash and due from banks                                             $   958,653    1,207,062

Money market investments                                                 31,463      269,737
Securities:
  Securities available for sale, amortized cost of $4,997,403 at
    March 31, 1996 and $5,020,954 at December 31, 1995                5,003,079    5,060,746

Loans, net of unearned income:
  Consumer                                                            4,226,076    4,504,255
  Commercial, financial and agricultural                              2,628,261    2,589,038
  Commercial real estate                                              3,863,232    3,812,001
  Residential real estate                                             4,865,562    5,070,369
  Loans held for sale, market value of $154,189 at March 31, 1996
  and $104,132 at December 31, 1995                                     152,003      101,279
                                                                     -----------  -----------
     Total loans                                                     15,735,134   16,076,942
     Less: Allowance for loan losses                                    245,207      241,182
                                                                     -----------  -----------
     Net loans                                                       15,489,927   15,835,760

Premises and equipment, net                                             462,585      465,498
Other assets                                                            772,330      761,292
- ------------------------------------------------------------------- ------------- -----------
TOTAL ASSETS                                                        $22,718,037   23,600,095
=================================================================== ============= ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                              $ 2,758,149    2,925,679
  Interest bearing                                                   15,640,757   16,416,788
                                                                     -----------  -----------
    Total deposits                                                   18,398,906   19,342,467

Securities sold under repurchase agreements                                   --     429,483
Other short term borrowings                                           1,759,875    1,220,482
Long term debt                                                          478,017      490,315
Other liabilities                                                       278,346      289,367
                                                                     -----------  -----------

    Total liabilities                                                20,915,144   21,772,114
                                                                     -----------  -----------
SHAREHOLDERS' EQUITY
Common stock-$10 par value                                              625,226      632,839
Capital surplus                                                         256,163      283,409
Net unrealized gain/(loss) on securities available for sale, net of tax expense of $1,698 at March 31, 1996 and net of tax
  expense of $13,853 at December 31, 1995                                 3,978       25,939
Retained earnings                                                       917,526      885,794
                                                                     -----------  -----------
    Total shareholders' equity                                        1,802,893    1,827,981
- -------------------------------------------------------------------  -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $22,718,037   23,600,095
=================================================================== ============  ===========
See accompanying notes to consolidated financial statements.

/TABLE

                         FIRST OF AMERICA BANK COPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended,
                                                                   March 31,

($ in thousands except per share data)                          1996       1995

- -------------------------------                               ---------  ---------

INTEREST INCOME

Loans and fees on loans                                      $ 349,226    370,925
Securities:
  Taxable income                                                72,576     80,816
  Tax exempt income                                              3,448      3,544
Money market investments                                         1,786      1,108
                                                              ---------  ---------
    Total interest income                                      427,036    456,393
                                                              ---------  ---------

INTEREST EXPENSE

Deposits                                                       167,273    176,571
Short term borrowings                                           23,787     29,047
Long term debt                                                   9,552     12,635
                                                              ---------  ---------
    Total interest expense                                     200,612    218,253
                                                              ---------  ---------
NET INTEREST INCOME                                            226,424    238,140
Provision for loan losses                                       24,601     20,510
                                                              ---------  ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            201,823    217,630
                                                              ---------  ---------
NON-INTEREST REVENUE

Service charges on deposit accounts                             26,137     24,310
Trust and financial services revenue                            27,365     21,688
Investment securities transactions, net                           (287)    (1,463)
Bank card revenue                                               17,157      9,864
Mortgage banking revenue                                         6,075      4,582
Other operating revenue                                         17,722     10,621
                                                              ---------  ---------

    Total non-interest revenue                                  94,169     69,602
                                                              ---------  ---------
NON-INTEREST EXPENSE

Personnel                                                      111,342    115,360
Occupancy, net                                                  16,830     16,318
Equipment                                                       14,727     14,699
Outside data processing                                          4,709      4,795
Amortization of intangibles                                      5,237      5,253
Other operating expenses                                        52,615     58,160
                                                              ---------  ---------

    Total non-interest expense                                 205,460    214,585
                                                              ---------  ---------

Income before income taxes                                      90,532     72,647
Income taxes                                                    30,911     25,258
                                                              ---------  ---------
NET INCOME                                                      59,621     47,389
                                                              =========  =========


EARNINGS PER SHARE                                                0.94       0.75



See accompanying notes to consolidated financial statements.
/TABLE

                                 FIRST OF AMERICA BANK COPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                            Three Months Ended,
                                                                                  March 31,
                                                                           -------------------
($ in thousands)                                                              1996        1995
- -------------------------------                                            ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                $   59,621       47,389
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                             11,861       11,860
    Provision for loan losses                                                 24,601       20,510
    Provision for deferred taxes                                              (2,244)     (17,538)
    Amortization of intangibles                                                5,237        5,253
    (Gain) loss on sale of securities available for held for sale                287           26
    (Gain) loss on sale of mortgage loans held for sale                       (3,961)      (1,361)
    (Gain) loss on sale of other assets                                       (4,475)        (243)
    Proceeds from the sales of mortgage loans held for sale                  309,389       59,435
    Net other decrease (increase) in mortgage loans held for sale           (356,152)     (62,590)
  Change in assets and liabilities net of acquisitions:
    (Increase) decrease in interest and other income receivable               52,231      (15,905)
    (Increase) decrease in other assets                                      174,604        4,010
    Increase (decrease) in accrued expenses and other liabilities                928       32,256
                                                                            ---------    ---------
  Net cash provided by operating activities                                  271,927       83,102
                                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the maturities of securities (held to maturity)                  0       71,359
    Purchases of securities (held to maturity)                                     0      (78,047)
    Proceeds from the sale of securities available for sale                  158,403       85,851
    Proceeds from the maturities of securities available for sale            227,373      132,124
    Purchases of securities available for sale                              (362,493)     (63,899)
    Net other (increase) decrease in loans and leases                        371,956      (84,569)
    Premises and equipment purchased                                          (6,419)     (24,912)
    Proceeds from the sale of premises and equipment                           2,185       14,465
    (Acquisition) sale of affiliates, net of cash acquired                       944          746
                                                                            ---------    ---------
    Net cash provided by investing activities                                391,949       53,118
                                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITES:
    Net increase (decrease) in short term deposits                          (269,271)    (433,381)
    Net increase (decrease) in time deposits                                (674,290)     (99,238)
    Net increase (decrease) in short term borrowings                         109,910      480,394
    Proceeds from issuance of long term debt                                     926           --
    Repayments of long term debt                                             (13,224)     (33,175)
    Proceeds from issuance of common stock                                       794       (1,053)
    Dividends paid                                                           (27,844)     (26,468)
    Payments for purchase and retirement of common stock                     (39,286)           0
                                                                            ---------    ---------
    Net cash provided by financing activities                               (912,285)    (112,921)
                                                                            ---------    ---------
Net increase(decrease) in cash and cash equivalents                         (248,409)      23,299
Cash and cash equivalents at beginning of period                           1,207,062    1,060,788
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  958,653    1,084,087
                                                                            =========    =========
See accompanying notes to consolidated financial statements.
/TABLE

NOTE 1: GENERAL

The accompanying interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial results have been included and all such adjustments are of a normal recurring nature. Certain amounts included in the prior period financial statements have been reclassified to conform with the current financial statement presentation.


NOTE 2: NON-PERFORMING ASSETS

                                           March 31,
                                   -------------------------
(in thousands)                        1996            1995
- -----------------------------      -----------     ---------

Non-accrual loans                  $    92,442        94,314

Restructured loans                       8,204         4,784

Other real estate owned                 30,621        40,349
                                    -----------     ---------
Total non-performing assets         $  131,267       139,447
                                   ============    ==========

NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                      Three Months Ended
                                          March 31,
                                      ------------------
(in thousands)                         1996        1995
- -------------------                  -------     -------
Balance, beginning of period        $241,182      228,115
Provision charged against income      24,601       20,510
Recoveries                            16,443       12,830
Loans charged off                    (37,019)     (30,931)
                                    ---------     --------
Balance, end of period              $245,207      230,524
                                    =========     ========

First of America's non-performing loan policies, which address nonaccrual and restructured loans, indicate that such loans meet the definitions set forth for "impaired loans" in Financial Accounting Standards Board Statement
No. 114, "Accounting by Creditors for Impairment of a
Loan," as amended by Statement No. 118, "Accounting by
Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Therefore, commercial loans and commercial mortgage loans meeting the definition of nonaccrual and restructured are reported as impaired loans for disclosure purposes.

At March 31, 1996, the recorded investment in loans considered to be impaired under Statement No. 114 was $79.5 million with an average recorded investment during the quarter of approximately $85.7 million. At March 31, 1995, the recorded investment was $78.3 million with a quarterly average of approximately $80.6 million. At March 31, 1996 and 1995, the allowance for impaired loans was $19.3 million and $17.4 million, respectively. At March 31, 1996, the impaired allowance related to $43.2 million of the impaired loans, while the remaining $36.3 million of impaired loans did not require a specific allowance for loan losses according to Statement No. 114.

NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

At March 31, 1996 and 1995, there were 62,522,627 and 63,189,419 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.

                                     Three Months Ended
                                          March 31,
                                 --------------------------

                                     1996             1995
                                -------------      ----------



Average common and common
equivalents shares outstanding       63,547,901     63,326,582


At its January 1996 meeting, the Board of Directors authorized the repurchase of 2 million shares of First of America Common Stock, which when added to previously authorized shares, resulted in 2.6 million shares authorized for repurchase. By March 31, 1996, the company had repurchased 866,300 shares. Under applicable Michigan law, any shares repurchased revert to the status of authorized, unissued shares and will be used for general corporate purposes and may be available for reissuance in connection with the company's stock option plan, dividend reinvestment plan, and/or employee savings plan.


NOTE 5: MERGERS AND ACQUISITIONS

                                        Date of         Total Assets       Financial
($ in thousands)                      Acquisition         Acquired      Reporting Value
- ---------------------------------  ----------------     -----------     --------------

Huttenlockers Kerns Norvell, Inc.  February 12, 1996     $  3,994              3,912
West Suburban Financial Corp.      August 4, 1995              12                 --
Underwriting Consultants, Inc.     February 1, 1995         1,255                  1
New England Trust Company          January 1, 1995          1,576              1,092
/TABLE

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS


Summary: The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three months ended March 31, 1996, compared with the corresponding
            1995 period.  The bracketed amounts represent decreases.



                                               Three Months Ended
                                                    March 31,
                                                 1996  vs   1995
                                              --------------------
($ in thousands)                                Change     Percent
- -----------------------------                 ---------   ---------
Interest and fee income on loans             $ (21,699)       (5.8)%
Interest income on investments                  (8,336)       (9.9)
Interest income on federal funds sold and
   other short term investments                    678        61.2
                                              ---------
   Total interest income                       (29,357)       (6.4)
                                              ---------
Interest expense on deposits                    (9,298)       (5.3)
Interest expense on borrowed funds              (8,343)      (20.0)
                                              ---------
   Total interest expense                      (17,641)       (8.1)
                                              ---------
Net interest income                            (11,716)       (4.9)
Provision for loan losses                        4,091        19.9
Non-interest income                             24,567        35.3
Non-interest expense                            (9,125)       (4.3)
                                              ---------
   Income before tax expense                    17,885        24.6
Applicable income tax expense                    5,653        22.4
                                              ---------
   Net income                                $  12,232        25.8 %
                                              =========

OVERVIEW

Net income for the first quarter was $59.6 million, or $0.94 per share, compared with $47.4 million, or $0.75 per share, last year. A higher net interest margin and growing non-interest revenue were the primary reasons for the improved 1996 quarter results. The first quarter of 1996 also benefited from $4.4 million in branch sale gains. Last year's first quarter was reduced by $6.0 million in severance charges.

Total assets were $22.7 billion, down 7.6 percent from $24.6 billion a year ago. While the securitization of $500 million in credit card receivables in June 1995 accounted for a portion of the decrease in average assets, the planned restructuring of the balance sheet was the major reason for the decline as higher priced deposits and selected loan portfolios with narrower net interest spreads were allowed to run-off and sales efforts focused on loans and deposits meeting specific target returns.

As a result, the average indirect installment loan portfolio was down 23.7 percent from last year, and the average residential mortgage loan portfolio was down 3.6 percent. For the same comparable periods average commercial loans and commercial mortgage loans were both up over 9 percent. Average negotiated CD's declined 25 percent from 1995 and other CD's were down 9.3 percent. This shift in loan and deposit mixes contributed to the improvement in the quarter's net interest margin.

The return on average assets for the quarter was 1.05 percent compared with 0.79 percent a year ago. Return on average equity was 12.97 percent for the 1996 quarter and 12.03 percent for the 1995 quarter.

CONSOLIDATED INCOME ANALYSIS

Net interest income was down 4.9 percent from the 1995 first quarter. However, if 1995's net interest income was restated for the impact of the securitization, 1996's net interest income would be level with last year's as the higher net interest margin offset the lower level of earning assets. As a result of the balance sheet restructuring, the first quarter net interest margin improved to 4.40 percent compared with 4.32 percent reported for the fourth quarter of 1995 and 4.29 percent for the first quarter of 1995 (4.17 percent restated for the impact of the credit card securitization in June 1995). Table 3 provides detail on earning asset yields and the average rates paid on interest-bearing liabilities for the last six quarters. Table 4 presents a summary of the changes in net interest income resulting from changes in volumes and rates.

The provision for loan losses was up 19.9 percent over 1995's first quarter. As a percent of average loans, net charge-offs were 0.52 percent compared with 0.44 percent last year. As 1995 progressed, net charge-offs in consumer installment loans and credit cards trended upward, and the provision for loan losses was increased accordingly. The provision for the 1996 first quarter covered net charge-offs by 120 percent compared with 113 percent a year ago. Charge-offs and recoveries by portfolio type are detailed in Table 5.

Total non-interest revenue was up 35.3 percent from the first quarter of 1995. The total for the 1996 first quarter included servicing fees from the credit card securitization and $4.4 million in branch sale gains. Excluding these factors, non-interest revenue increased 14.5 percent. Service charges on deposit accounts were up 7.5 percent.

Trust and financial services revenue increased 26.2 percent over last year's first quarter. Traditional trust fees, totalling $17.4 million for the quarter, were up 8.0 percent as assets under management grew with the rising securities market. At quarter-end total assets under management were $18.3 billion compared with $14.3 billion a year ago. Other financial services revenue, generated by cash management, investment management, brokerage and insurance services, was $10.0 million for the quarter compared with $5.6 million a year ago, reflecting renewed customer interest in these investment activities. Mutual funds sales revenue for the quarter was $2.2 million versus $0.7 million last year, and annuities sales revenue was $1.4 million versus $1.3 million.


Mortgage banking revenue was up 32.6 percent due to the higher level of mortgage originations generated this year over last year - $406 million compared with $326 million a year ago. Gains on mortgage loan sales were $4.0 million versus $1.4 million last year as a larger proportion of the new loans were sold in the secondary market rather than being retained in portfolio.

Bank card fee revenue was 73.9 percent higher, mainly from the credit card securitization. The securitization adds to non-interest income but lowers interest income with no material change to net income. Interchange income was slightly lower for the quarter due to reduced customer activity even though outstanding receivables remained relatively level.

Total non-interest expense for the quarter declined 4.3 percent from last year's first quarter. Since a year ago, FDIC premiums have been reduced significantly to $2.7 million for the 1996 quarter versus $11.4 million for the 1995 quarter, and last year's first quarter included $6.0 million in severance charges related to the company's restructuring. If these two items were excluded from the comparison, non-interest expense for the quarter increased 2.8 percent.

Excluding 1995's first quarter $6.0 million in severance costs, total personnel costs increased 1.8 percent. At March 31, 1996, full time equivalent employees (FTEs) were 12,757 compared with 13,023 a year ago. As a percent of average assets, total personnel cost was 1.97 percent versus 1.80 percent a year ago, excluding the 1995 severance charge. This increase was due, in part, to incentive compensation from higher mortgage loan originations and brokerage and insurance sales, and normal merit increases the bulk of which are routinely instituted in the first quarter.

The burden ratio, excluding branch sale gains and last year's severance costs, was 2.04 percent for the 1996 first quarter and
2.31 percent for the 1995 first quarter. On the same basis, the efficiency ratio was 64.17 percent compared with 66.88 percent.

LINE OF BUSINESS RESULTS

Line of business reporting requires certain assumptions and allocations. Equity is allocated on the basis of required regulatory levels, inherent operational risk or market-determined factors as evidenced by similar independent single business line companies. Centrally provided support services are allocated on a per-unit cost basis or in proportion to the balances of assets and liabilities associated with a particular business line.
Funds transfer pricing is used to allocate a cost of funds used or a credit for funds provided from market-determined indices. Because of these assumptions and allocations, the financial results of the individual business lines might vary from the actual results if those lines were in fact separate operating entities.

For the first quarter of 1996, Community Banking accounted for
63.2 percent of consolidated net income, Bank Card 12.9 percent, Mortgage Banking 10.7 percent and Trust and Financial Services 8.8 percent. Branch sale gains accounted for 4.4 percent. Table 1 presents a summarized income statement for the first quarter of 1996 and selected quarterly information for the past five quarters for each of the business lines described below.

Community Banking -- Community Banking includes deposit management and commercial, home equity and installment lending, as well as other general and international banking services. This business line reported net income of $37.7 million for the first quarter of 1996, up 5.9 percent from the first quarter of 1995, primarily as a result of higher fee revenue and lower non-interest expense. Return on equity was 10.31 percent compared with 11.47 percent as growth in equity outpaced net income growth. The efficiency ratio improved to 68.43 percent from
70.91 percent a year ago.

Community Banking's fee revenue was up 19.1 percent to $38.2 million, reflecting the updating of fee structures. Non-interest expense declined 3.2 percent primarily due to efficiencies achieved in the company's restructuring efforts in 1995. Net interest income (FTE) decreased 2.7 percent largely due to a lower volume of earning assets. The business line's provision for loan losses was increased 46.2 percent to $13.1 million as a result of higher net charge-offs being experienced in the installment loan portfolio.

Bank Card -- Bank Card is responsible for managing and servicing First of America's $1.5 billion managed portfolio of credit card and other revolving loans (which includes securitized credit card receivables), as well as the merchant services operation. Bank Card's net income for the first quarter decreased 14.7 percent from the 1995 first quarter, primarily as a result of higher credit losses in the managed portfolio. Even though the amount booked as provision for loan losses remained level with a year ago, the flow of fee revenue from the securitization was reduced by the net losses occurring in the securitized portfolio. Net charge-offs for the total managed portfolio were $13.1 million compared with $9.1 million a year ago.

Due to the lower level of net income for the quarter, Bank
Card's return on equity was 28.05 percent compared with 32.56 percent last year, and the efficiency ratio was 38.87 percent versus 37.00 percent.

Mortgage Banking -- Mortgage Banking originates all residential mortgages across First of America's four core states and in separate origination offices in Arizona, North Carolina and South Carolina. Also, the business line services a $7.5 billion mortgage loan portfolio for both First of America and external investors. The interest income and related funds transfer charge of First of America's portfolio are included in Mortgage Banking's results.

Mortgage Banking's net income for the quarter was $6.4 million compared with $2.9 million a year ago, as a result of higher net interest income, gains on loan sales and lower non-interest expense. Net interest income (FTE) was up 16.4 percent to $17.0 million due to lower funding costs. As stated previously, mortgage originations were up 24.5 percent from the 1995 first quarter, and this fact combined with a higher proportion of new loans being sold in the secondary market resulted in $2.6 million more in gains on loan sales. Even though more mortgage originators were compensated on a commission basis, this business line's non-interest expense was down 12.4 percent from a year ago due to efficiencies implemented during the company's 1995 restructuring.

Trust and Financial Services -- This business line provides traditional trust services, as well as investment management, cash management, securities brokerage and insurance services. Trust and Financial Services' net income for the quarter grew
48.2 percent to $5.2 million, primarily due to increased customer investment activity and the higher market value of the managed assets upon which fees are assessed, $18.3 billion versus $14.3 billion a year ago.

As a result, Trust and Financial Services' non-interest revenue was up 23.4 percent over a year ago, and its return on equity was
46.64 percent compared with 40.13 percent. The business line's efficiency ratio improved to 70.72 percent from 75.19 percent even with a 15.7 percent increase in non-interest expense. Non-interest expense increased primarily due to higher incentive compensation in correlation with higher sales activity.

TABLE 1

                                     LINE OF BUSINESS FINANCIAL PERFORMANCE


For quarter ended March 31, 1996                                                       Trust &
                                             Community       Bank        Mortgage     Financial   Consolidated
INCOME STATEMENT                              Banking        Card        Banking      Services       Results
                                             ---------    ---------     ---------     ---------     ---------
                                                              - - -  ($ in thousands) - - -
Net interest income (FTE)                 $    191,745        20,723       16,961         1,052       230,481
Provision for loan losses                       13,086        11,452           63            --        24,601
Non-interest income                             38,168        17,994        6,246        27,307        89,715
Non-interest expense                           157,366        15,049       13,027        20,022       205,464
Income tax expense (FTE)                        21,981         4,516        3,740         3,082        33,319
                                              ---------     ---------    ---------     ---------     ---------
Income before one-time gains and charges  $     37,480         7,700        6,377         5,255        56,812
                                                                                                     ---------
Gains from branch sales (net of tax)                                                                    2,809
                                                                                                     =========
Net Income                                                                                       $     59,621
                                                                                                     =========

                                               1996                               1995
                                             ---------     -------------------------------------------------
                                             1st Qtr.      4th Qtr.      3rd Qtr.     2nd Qtr.      1st Qtr.
QUARTER RESULTS                               Mar. 31      Dec. 31       Sept. 30      June 30       Mar. 31
                                             ---------    ---------     ---------     ---------     ---------
COMMUNITY BANKING
   Net income                             $     37,480        40,209       44,847        40,546        35,600
   Return on equity                              10.25 %       11.31        12.96         12.27         11.47
   Efficiency ratio                              68.45         65.88        64.49         67.62         70.91

BANK CARD
   Net income                             $      7,700         6,228        8,477         7,855         9,032
   Return on equity                              28.05 %       23.54        33.39         32.56         39.33
   Efficiency ratio                              38.87         39.59        38.92         37.00         34.64

MORTGAGE BANKING
   Net income                             $      6,377         5,877        7,051         7,218         2,939
   Return on equity                              11.52 %        9.95        12.03         12.96          5.68
   Efficiency ratio                              56.13         58.48        53.36         55.46         75.95

TRUST & FINANCIAL SERVICES
   Net income                             $      5,255         5,368        5,410         4,560         3,527
   Return on equity                              46.88 %       53.20        55.29         49.04         40.13
   Efficiency ratio                              70.60         67.40        65.90         69.79         75.19
/TABLE

ASSET QUALITY AND CREDIT RISK PROFILE

First of America's loan portfolio has no significant concentrations of credit to any specific borrower or within any geographic region, thereby minimizing credit risk exposure. Also minimizing credit risk are First of America's conservative lending policies and loan review process. First of America's loan customers are largely consumers, individual homeowners and small to mid-sized businesses. At March 31, 1996, the loan portfolio was comprised of residential mortgages (31.9 percent), consumer loans (26.9 percent), commercial mortgages (24.6 percent) and commercial loans (16.7 percent).

The allowance for loan losses was 1.56 percent of total loans at March 31, 1996 compared with 1.36 percent a year ago and allowance coverage of non-performing loans was 243.63 percent compared with 232.62 percent a year ago. Non-performing loans and loans 90 days past due are detailed by portfolio in Table 6.


FUNDING, LIQUIDITY AND INTEREST RATE RISK

First of America continues to monitor appropriate interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. First of America relies primarily upon core deposits for its liquidity. At March 31, 1996, core deposits equalled
95.9 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest rate analysis monthly using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data.

The difference between rate sensitive assets and liabilities, including the impact of off-balance sheet interest rate swaps, is presented in Table 7. The GAP report's reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. At March 31, 1996, simulation models indicated that less than two percent of First of America's net income was at risk if rates were to increase by one percent in a parallel fashion. Net income would increase by approximately three percent if rates were to decline by one percent in a parallel fashion. Management has determined that these simulation models provide a more meaningful measurement of the company's interest rate risk positions than the GAP table. TABLE 2
INTEREST RATE SWAPS

($ in thousands)                                                                                    Net Interest Income
                                                                                                      Impact for the
                                                     Weighted         Average          Average      Three Months Ended
                           Notional  Fair Market      Average      Rate Received      Rate Paid          March 31,
Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed     1996       1995
- ------------------------  ---------  ------------ --------------  ---------------  --------------- ----------  ---------

Rising Rate CDs                  --            --             --         --              --               --      (1,177)
Market Rate CDs *             1,403           116            1.7         --              --              (47)       (323)
FHLB Advance                     --            --             --         --              --               --          19
FirstRate Fund deposits      12,000           (31)           4.5   5.38%/variable    6.03/fixed          (15)         --
Bank notes                   10,000           (45)           4.8   5.44%variable     6.23/fixed          (14)         11
Long term debt               50,000          (457)          22.4    5.60%/fixed     5.27/variable         (6)       (294)
- ------------------------   ---------  ------------ -------------- ---------------  ---------------  ---------  ----------
     Total                 $ 73,403          (417)          16.7                                    $    (82)    $(1,764)
========================= ========== ============= ==============                                   =========  ==========
* This represents a basis swap.

To assist in the management of interest rate sensitivity, First of America and its subsidiaries have entered into interest rate swaps as a hedge against certain debt and deposit liabilities. The contracts represent an exchange of interest payments, and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current earnings.

Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. Table 2 outlines First of America's outstanding interest rate swaps at March 31, 1996.

At quarter-end, First of America had outstanding interest rate swaps with a notional value of $73.4 million which included $50 million as a hedge against parent company debt and the remainder as hedges against various deposit products and bank debt. The outstanding swaps had a negative market value of $417 thousand. At March 31, 1995, outstanding swaps totalled $194 million in notional amounts and had a negative market value of $2.7 million.

First of America has also utilized interest rate caps to manage its interest rate risk. Interest rate caps are agreements to make/receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. At March 31, 1996, First of America had no outstanding interest rate caps compared with $125 million in interest rate cap agreements at March 31, 1995.

At March 31, 1996, First of America had no securities classified as held-to-maturity. At March 31, 1995, securities held-to-maturity totalled $3.0 billion, with a market value of $2.9 billion and resulting net unrealized loss of $110.3 million.
In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," securities available-for-sale are carried at market value which totalled $5.0 billion at March 31, 1996, compared with an amortized book value of $4.9 billion.
The $5.7 million net unrealized gain in securities available-for-sale resulted in a corresponding, after-tax market value adjustment to equity of $4.0 million. At December 31, 1995, the market value adjustments to securities and equity from the securities available-for-sale portfolio were $40.0 million and $25.9 million, respectively.
CAPITAL STRENGTH

First of America began its share repurchase program during March of 1996, continuing its capital management strategy. By quarter-end, 866,300 shares of First of America Common Stock were repurchased at a total cost of $39.6 million. The repurchase of another 1.8 million shares is currently authorized.

Total shareholders' equity increased 9.1 percent from a year ago to $1.8 billion at March 31, 1996. The increase in equity was due to net earnings retention and the positive change in the adjustment to equity for the market value of available-for sale securities. Since year-end 1995, however, the adjustment in the market value of such securities was negative and reduced total equity by $22.0 million. The book value per share rose to $28.84 from the $26.14 reported a year ago.

First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at March 31, 1996 was 12.72 percent, the tier I ratio was 9.29 percent and the tier I leverage ratio was 6.59 percent.
UPDATE

Pending legislation in Congress could assess a one-time premium on thrift deposits insured by the Savings Association Insurance Fund which could result in a one-time charge to First of America of up to approximately $38 million pre-tax. However, the timing of the passage of the proposed legislation has become increasingly indefinite and may not take place until late in 1996 or possibly even into 1997.

First of America's plans for 1996 include further restructuring of the balance sheet in terms of earning assets and deposit mix as well as appropriate changes to capital through its share repurchase program. In emphasizing sales growth and improved profitability, the company will continue to review the efficiency of its branch network and other delivery systems and to provide additional sales training and incentives for frontline employees.

TABLE 3
                                  CONSOLIDATED YIELD ANALYSIS (a)

                                        1996                      1995                       1994
                                      --------   ----------------------------------------  --------
                                      1st Qtr.  4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.   4th Qtr.
                                      Mar. 31    Dec. 31    Sept. 30  June 30    Mar. 31   Dec. 31
                                      --------  --------   --------   --------  --------   --------
Average Prime Rate (b)                    8.3 %      8.7       8.8        9.0       8.9        8.1

EARNING ASSETS
Money Market Investments                 7.30 %     4.46      6.74       5.96      5.18       3.77

U.S. Government and agencies             6.12       5.89      5.89       5.90      5.90       5.81
securities
State and municipal securities           8.35       8.32      8.55       8.94      8.71       8.57
Other securities                         6.28       6.16      6.36       6.33      5.32       6.21
                                      --------   --------  --------   --------  --------   --------
   Total securities                      6.18       6.06      6.07       6.06      6.08       5.98
                                      --------   --------  --------   --------  --------   --------
Consumer loans                           9.75       9.68      9.57       9.83      9.58       9.19
Commercial loans                         8.87       9.16      9.17       9.33      9.25       8.70
Commercial real estate loans             9.18       9.35      9.30       9.40      9.35       8.99
Residential real estate loans            7.96       7.96      7.95       7.95      7.84       7.76
                                      --------   --------  --------   --------  --------   --------
   Total loans                           8.90       8.96      8.92       9.06      8.95       8.65
                                      --------   --------  --------   --------  --------   --------
Total earning assets                     8.24 %     8.24      8.24       8.32      8.20       7.94
                                      ========   ========  ========   ========  ========   ========

INTEREST-BEARING LIABILITIES
Time deposits:
   CD's - less than 12 months            5.12 %     5.34      5.45       5.19      4.79       4.46
   CD's - 12 months or more              5.75       5.76      5.68       5.55      5.26       4.79
   CD's - $100,000 or more               5.50       5.73      5.80       6.10      5.72       5.05
   Other time deposits                   5.59       5.70      5.67       5.71      5.46       5.27

Other core deposits:
   Savings deposits and NOW              1.72       1.73      1.74       1.71      1.70       1.84
   Money market savings and checking     3.71       3.80      3.91       3.98      4.01       3.39
                                      --------   --------  --------   --------  --------   --------
      Total deposits                     4.23       4.35      4.40       4.35      4.16       3.81
                                      --------   --------  --------   --------  --------   --------
Short term borrowings                    5.66       6.09      6.38       6.09      5.96       5.32
Long term debt                           7.83       7.80      7.36       7.53      7.66       7.15
                                      --------   --------  --------   --------  --------   --------
   Total borrowed funds                  6.15       6.56      6.72       6.44      6.39       5.93
                                      --------   --------  --------   --------  --------   --------
Total interest-bearing liabilities       4.46 %     4.57      4.64       4.65      4.45       4.06
                                      ========   ========  ========   ========  ========   ========

NET INTEREST MARGIN
Interest income to average earning       8.24 %     8.24      8.24       8.32      8.20       7.94
assets
Interest expense to average earning      3.84       3.92      4.01       4.06      3.91       3.55
assets
Net interest margin                      4.40       4.32      4.23       4.26      4.29       4.39

(a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
(b)  The First National Bank of Chicago Corporate Base Rate.
/TABLE

TABLE 4                                   FIRST OF AMERICA BANK CORPORATION
                                           Analysis of Net Interest Income

                                                   First Quarter 1996 Versus          First Quarter 1996 Versus
($ in thousands)                                       First Quarter 1995                Fourth Quarter 1995
- ------------------------------                --------------------------------     --------------------------------
CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
INCREASE (DECREASE):                            Change     Volume       Rate       Change      Volume        Rate
                                               -------     -------    -------      -------     -------      -------
INTEREST INCOME
   Loans (FTE)                               $ (22,203)    (22,198)        (5)     (11,460)     (5,478)      (5,982)
   Taxable securities                           (7,902)     (9,509)     1,607        1,027        (358)       1,385
   Tax exempt securities (FTE)                     (17)        197       (214)         133         120           13
   Money market investments                        678         151        527         (241)     (1,169)         928
                                                -------     -------    -------      -------     -------      -------
Total Interest Income                          (29,444)    (31,359)     1,915      (10,541)     (6,885)      (3,656)
                                                -------     -------    -------      -------     -------      -------

INTEREST EXPENSE
   Interest-bearing deposits                    (9,298)    (14,038)     4,740      (13,722)     (6,531)      (7,191)
   Short term borrowings                        (5,260)     (4,057)    (1,203)       3,844       5,507       (1,663)
   Long term borrowings                         (3,083)     (3,461)       378          (90)         (1)         (89)
                                               -------     -------    -------      -------     -------      -------
Total Interest Expense                         (17,641)    (21,556)     3,915       (9,968)     (1,025)      (8,943)
                                                -------     -------    -------      -------     -------      -------
Change in net interest income (FTE)          $ (11,803)     (9,803)    (2,000)        (573)     (5,860)       5,287
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
/TABLE

TABLE 5
                                     SUMMARY OF LOAN LOSS EXPERIENCE

($ in thousands)                        1996                         1995                         1994
- -----------------------------        ---------  ---------------------------------------------- ---------
                                      1st Qtr.   4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.    4th Qtr.
                                      Mar. 31     Dec. 31    Sept. 30    June  30    Mar. 31    Dec. 31
ALLOWANCE FOR LOAN LOSSES            ---------   ---------   ---------  ---------   ---------  ---------
Balance, at beginning of period     $  241,182     238,948    235,939     230,524    228,115     213,596
Provision charged against income        24,601      27,610     21,368      22,000     20,510      22,224
Allowance of acquired (sold) banks          --          --         --          --         --       9,200
Recoveries:
   Commercial                            1,012         831      1,925       1,375      1,626       2,243
   Commercial mortgage                   1,060       1,583        911         456        884         426
   Residential mortgage                     43          60         10          19         27          40
   Consumer installment                 12,508      10,604     10,510      10,043      8,093       4,891
   Consumer revolving                    1,820       1,745      1,853       2,183      2,200       2,153
                                      ---------   ---------  ---------   ---------  ---------   ---------
       Total recoveries                 16,443      14,823     15,209      14,076     12,830       9,753
                                      ---------   ---------  ---------   ---------  ---------   ---------
Charge-offs:
   Commercial                              988       2,919      1,792       1,177      1,119       2,621
   Commercial mortgage                   1,590       3,863      1,067       2,220        627       2,882
   Residential mortgage                    122          11        238          73         73         212
   Consumer installment                 22,785      23,178     20,386      15,133     16,554       7,778
   Consumer revolving                   11,534      10,228     10,085      12,058     12,558      13,165
                                      ---------   ---------  ---------   ---------  ---------   ---------
      Total charge-offs                 37,019      40,199     33,568      30,661     30,931      26,658
                                      ---------   ---------  ---------   ---------  ---------   ---------
Net charge-offs                         20,576      25,376     18,359      16,585     18,101      16,905
                                      ---------   ---------  ---------   ---------  ---------   ---------
Balance, at end of period           $  245,207     241,182    238,948     235,939    230,524     228,115
                                      =========   =========  =========   =========  =========   =========
Average loans outstanding (net of
   unearned income)                 $15,854,148  16,099,202 16,337,833  16,848,514 16,855,909  16,112,582



CHARGE-OFFS AND RECOVERIES RATIOS
Net charge-offs to average loans (a)      0.52 %      0.63       0.45        0.39       0.44        0.42
Net charge-offs to period end            33.75       41.74      30.48       28.19      31.84       29.40
allowance (a)
Earnings coverage of net charge-offs      5.60 x      5.09       6.73        6.57       5.15        5.89
Recoveries to total charge-offs          44.42 %     36.87      45.31       45.91      41.48       36.59
Provision to average loans (a)            0.62        0.68       0.52        0.52       0.49        0.55
Allowance to total period end loans       1.56        1.50       1.46        1.43       1.36        1.36

(a)  Annualized



ALLOWANCE FOR LOAN LOSS SUMMARY
At December 31,                         1995       1994        1993        1992       1991        1990
- -----------------------------        ---------   ---------   ---------  ---------   ---------  ---------
Balance, at beginning of period     $  228,115     188,664    176,793     174,882    137,012     126,175
Provision charged against income        91,488      86,571     84,714      78,809     71,030      44,782
Allowance of acquired/(sold) banks          --      11,420         50        (372)    27,094      11,185
Recoveries                              56,938      38,134     35,863      33,640     30,280      28,470
Less:  Charge-offs                     135,359      96,674    108,756     110,166     90,534      73,600
                                      ---------   ---------  ---------   ---------  ---------   ---------
Balance, at end of period           $  241,182     228,115    188,664     176,793    174,882     137,012
                                      =========   =========  =========   =========  =========   =========
/TABLE

TABLE 6
                                      MEASUREMENT OF ASSET QUALITY

($ in thousands)                          1996                         1995                        1994
- -----------------------------           ---------   -------------------------------------------  ---------
                                        1st Qtr.    4th Qtr.    3rd Qtr.   2nd Qtr.    1st Qtr.  4th Qtr.
                                         Mar. 31    Dec. 31     Sept. 30    June 30    Mar. 31    Dec. 31
NON-PERFORMING ASSETS                   ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans:
   Commercial                          $  30,636      28,943     26,231      21,880     21,203     22,156
   Commercial mortgage                    41,391      48,190     48,658      55,339     53,270     56,917
   Residential mortgage                   19,800      23,191     23,595      25,155     18,368     16,118
   Revolving mortgage                        615         606        622         426        492        482
   Consumer installment                       --       3,244      3,006       1,477        981      1,141
   Consumer revolving                         --          --         --          --         --         --
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total non-accrual loans          $  92,442     104,174    102,112     104,277     94,314     96,814
                                        ---------   ---------  ---------   ---------  ---------  ---------
Renegotiated loans:
   Commercial                          $   6,521      10,481      6,643       3,306      3,310        411
   Commercial mortgage                       934         943        219         503        514      3,327
   Residential mortgage                      749         903        920         917        960      1,056
   Revolving mortgage                         --          --         --          --         --         --
   Consumer installment                       --          --         --          --         --         58
   Consumer revolving                         --          --         --          --         --         --
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total renegotiated loans         $   8,204      12,327      7,782       4,726      4,784      4,852
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing loans             $ 100,646     116,501    109,894     109,003     99,098    101,666
                                        ---------   ---------  ---------   ---------  ---------  ---------
Other real estate owned                $  30,621      31,103     31,691      33,376     40,349     38,662
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 131,267     147,604    141,585     142,379    139,447    140,328
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more:
   Commercial                          $   1,387       1,406      1,589       1,360        674      1,709
   Commercial mortgage                     3,235       1,766      1,884       1,297      1,838      1,956
   Residential mortgage                    1,637       2,019      3,879       3,001      2,593        711
   Revolving mortgage                      1,123         940        610         390        395        370
   Consumer installment                   12,833      14,967     10,244       7,661      5,947      7,178
   Consumer revolving                      7,385       7,026      4,713       6,136      6,276      6,284
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total loans past due 90 days or
      more                             $  27,600      28,124     22,919      19,845     17,723     18,208
                                        =========   =========  =========   =========  =========  =========
ASSET QUALITY RATIOS
Non-performing assets as a % of total       0.58 %      0.63       0.60        0.60       0.57       0.57
assets
Non-performing assets as a % of
   total loans + OREO                       0.83 %      0.92       0.87        0.86       0.82       0.83
Allowance coverage of non-performing      243.63 %    207.02     217.43      216.45     232.62     224.38
loans


NONPERFORMING ASSET SUMMARY
At December 31,                           1995        1994        1993       1992        1991      1990
- ------------------------------          ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans                      $ 104,174      96,814    121,186     126,619    116,995     76,533
Renegotiated loans                        12,327       4,852     10,879      20,669     16,837     12,234
Other real estate owned                   31,103      38,662     50,595      48,699     34,601     17,620
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 147,604     140,328    182,660     195,987    168,433    106,387
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more         $  28,124      18,208     23,462      20,887     32,499     31,380
/TABLE

TABLE 7
                                            INTEREST RATE SENSITIVITY
                                                  March 31, 1996

                                                     0 to          0 to          0 to         0 to          0 to
($ in millions)                                     30 Days      60 Days       90 Days      180 Days      365 Days
- -----------------------------                      ---------    ---------     ---------     ---------    ---------
ASSETS
Other earning assets                             $        32            32           32            32           32
Investment securities                                    199           314          428           774        1,442
Loans, net of unearned discount                        4,743         5,036        5,876         6,788        8,820
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive assets (RSA)                $     4,974         5,382        6,336         7,594       10,294
                                                    =========     =========    =========     =========    =========
LIABILITIES
Money market type deposits                       $     3,642         3,642        3,642         3,642        3,642
Other core savings and time deposits                   1,135         2,004        2,839         4,289        6,316
Negotiated deposits                                      378           524          612           678          704
Borrowings                                               969         1,314        1,372         1,456        1,806
Interest rate swap agreements                            (12)           28           28            50           50
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive liabilities (RSL)           $     6,112         7,512        8,493        10,115       12,518
                                                    =========     =========    =========     =========    =========
GAP (RSA - RSL)                                  $    (1,138)       (2,130)      (2,157)       (2,521)      (2,224)
                                                    =========     =========    =========     =========    =========
RSA divided by RSL                                     81.38 %       71.64%       74.60%        75.07%       82.23%
GAP divided by total assets                            -5.01         -9.38        -9.50        -11.10        -9.79


Assumptions:
(1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2) Maturities of rate sensitive loans are based contractual maturities, esitmated prepayments and estimated repricing impact.
(3) Maturities of rate sensitive liabilities, interest rate swaps and interest rate caps are based on contractual maturities and estimated repricing.
/TABLE

II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (3)  Articles of Incorporation and Bylaws.

                    A copy of the Bylaws of the Registrant as amended April 17, 1996, is filed herewith as an Exhibit.

               (10) Material Contracts.

                    A copy of the First of America Bank
                    Corporation Director Deferred Compensation
                    Plan, effective April 1, 1996, is filed
                    herewith as an Exhibit.

               (11) Statement regarding computation of per share
                    earnings.

                    The computation of common and common
                    equivalents per share is described in Note 4 to the Consolidated Financial Statements of this report.

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1996.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST OF AMERICA BANK CORPORATION
                                      REGISTRANT





Date:  May 10, 1996      /s/  Thomas W. Lambert
                              Thomas W. Lambert
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)