Form 10-Q
period 1996-06-30
FIRST OF AMERICA BANK CORP /MI/
filed 1996-08-13
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended                Commission File No.
              June 30, 1996                        1-10534


                   FIRST OF AMERICA BANK CORPORATION
       (Exact name of Registrant as specified in its Charter)


                 Michigan                           38-1971791
      (State or other jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan             49007
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

                   Class                          Outstanding at
               Common Stock,                      July 31, 1996
               $10 Par Value                        60,779,521

                 FIRST OF AMERICA BANK CORPORATION

                               INDEX


     PART I.  FINANCIAL INFORMATION                     Page
                                                         No.

          Consolidated Balance Sheets (Unaudited),
          June 30, 1996 and December 31, 1995 . . .       1

          Consolidated Statements of Income
          (Unaudited) - Three and Six Months Ended
          June 30, 1996  . . . . . . . . . . . . . .      2

          Consolidated Statements of Cash Flows
          (Unaudited) - Six Months Ended June 30,
          1996 and 1995  . . . . . . . . . . . . . .      3

          Notes to Consolidated Financial Statements
          (Unaudited)  . . . . . . . . . . . . . . .      4

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . .      6



     PART II.  OTHER INFORMATION


                                 FIRST OF AMERICA BANK COPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                         June 30    December 31

  ($ In thousands)                                                         1996        1995
  -------------------------------                                       ---------    ---------


  ASSETS
  Cash and due from banks                                             $ 1,140,400    1,207,062

  Federal Funds sold and other short term investments                     139,173      269,737

  Securities:
    Securities available for sale, amortized cost of $4,504,854 at
       June 30, 1996 and $5,020,954 at December 31, 1995                4,464,190    5,060,746

  Loans, net of unearned income:
    Consumer                                                            4,109,320    4,504,255
    Commercial, financial and agricultural                              2,679,611    2,589,038
    Commercial real estate                                              3,841,317    3,812,001
    Residential real estate                                             4,748,129    5,070,369
    Loans held for sale, market value of $109,053 at June 30, 1996
      and $104,132 at December 31, 1995                                   107,429      101,279
                                                                       -----------  -----------
       Total loans                                                     15,485,806   16,076,942
       Less: Allowance for loan losses                                    249,388      241,182
                                                                       -----------  -----------
       Net loans                                                       15,236,418   15,835,760

  Premises and equipment, net                                             453,311      465,498
  Other assets                                                            770,173      761,292

  ------------------------------------------------------------------- ------------ ------------
  TOTAL ASSETS                                                        $22,203,665   23,600,095
  =================================================================== ============ ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Deposits:
    Non-interest bearing                                              $ 2,936,675    2,925,679
    Interest bearing                                                   15,458,167   16,416,788
                                                                       -----------  -----------
      Total deposits                                                   18,394,842   19,342,467

  Securities sold under repurchase agreements                                  --      429,483
  Other short term borrowings                                           1,371,355    1,220,482
  Long term debt                                                          433,067      490,315
  Other liabilities                                                       267,684      289,367
                                                                       -----------  -----------
      Total liabilities                                                20,466,948   21,772,114
                                                                       -----------  -----------

  SHAREHOLDERS' EQUITY

  Common stock-$10 par value                                              609,847      632,839
  Capital surplus                                                         200,096      283,409
  Net unrealized gain/(loss) on securities available for sale, net of tax benefit of $14,181 at June 30, 1996 and net of tax
    expense of $13,853 at December 31, 1995                               (26,483)      25,939

  Retained earnings                                                       953,257      885,794
                                                                       -----------  -----------

      Total shareholders' equity                                        1,736,717    1,827,981
  -------------------------------------------------------------------  -----------  -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $22,203,665   23,600,095

  =================================================================== ============  ===========
  See accompanying notes to consolidated financial statements.

  /TABLE


                           FIRST OF AMERICA BANK COPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                                                                Three Months Ended,       Six Months Ended
                                                                      June 30,                June 30,

  ($ in thousands except per share data)                           1996      1995           1996       1995
 -------------------------------                               ---------  ---------     ---------   ---------

  INTEREST INCOME

  Loans and fees on loans                                      $ 340,569    378,265       689,795    749,190
  Securities:
    Taxable income                                                68,288     77,547       140,864    158,363
    Tax exempt income                                              3,645      3,829         7,093      7,373
  Money Market investments                                         2,861        999         4,647      2,107
                                                                ---------  ---------     ---------  ---------
      Total interest income                                      415,363    460,640       842,399    917,033
                                                                ---------  ---------     ---------  ---------
  INTEREST EXPENSE
  Deposits                                                       160,510    181,808       327,783    358,379
  Short term borrowings                                           20,492     32,022        44,279     61,069
  Long term debt                                                   9,062     12,436        18,614     25,071
                                                                ---------  ---------     ---------  ---------
      Total interest expense                                     190,064    226,266       390,676    444,519
                                                                ---------  ---------     ---------  ---------
  NET INTEREST INCOME                                            225,299    234,374       451,723    472,514
  Provision for loan losses                                       23,230     22,000        47,831     42,510
                                                                ---------  ---------     ---------  ---------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            202,069    212,374       403,892    430,004
                                                                ---------  ---------     ---------  ---------
  NON-INTEREST INCOME
  Service charges on deposit accounts                             27,640     25,124        53,777     49,434
  Trust and financial services income                             29,067     23,346        56,432     45,034
  Investment securities transactions, net                           (472)        81          (759)    (1,382)
  Bank card revenue                                               18,321     12,017        35,478     21,881
  Mortgage banking revenue                                         7,030     10,917        13,105     15,499
  Other operating income                                          14,367     12,065        32,089     22,686
                                                                ---------  ---------     ---------  ---------
      Total non-interest income                                   95,953     83,550       190,122    153,152
                                                                ---------  ---------     ---------  ---------
  NON-INTEREST EXPENSE
  Personnel                                                      111,770    110,795       223,112    226,155
  Occupancy, net                                                  15,323     15,052        32,153     31,370
  Equipment                                                       14,289     14,548        29,016     29,247
  Outside data processing                                          4,482      4,679         9,191      9,474
  Amortization of intangibles                                      5,237      5,367        10,474     10,620
  Other operating expenses                                        52,142     58,555       104,757    116,715
                                                                ---------  ---------     ---------  ---------

      Total non-interest expense                                 203,243    208,996       408,703    423,581
                                                                ---------  ---------     ---------  ---------
  Income before income taxes                                      94,779     86,928       185,311    159,575

  Income taxes                                                    32,508     30,342        63,419     55,600
                                                                ---------  ---------     ---------  ---------
  NET INCOME                                                      62,271     56,586       121,892    103,975
                                                                ---------  ---------     ---------  ---------

  EARNINGS PER SHARE
  Common and commmon equivalents                                    1.00       0.89          1.94       1.64


  See accompanying notes to consolidated financial statements.
  /TABLE

                                   FIRST OF AMERICA BANK COPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                                Six Months Ended,
                                                                                    June 30,
                                                                              ---------------------
  ($ in thousands)                                                              1996        1995
  -------------------------------                                             ---------   ---------
  CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                $  121,892      103,975
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                             23,550       23,811
      Provision for loan losses                                                 47,831       42,510
      Provision for deferred taxes                                              (2,308)      (1,538)
      Amortization of intangibles                                               10,474       10,620
      (Gain) loss on sale of securities available for sale/held for sale           758       (2,074)
      (Gain) loss on sale of mortgage loans held for sale                       (8,865)      (9,182)
      (Gain) loss  on sale of other assets                                      (4,571)      (1,689)
       Proceeds from the sales of mortgage loans held for sale                 626,622      259,194
      Originations of mortgage loans held for sale, net                       (623,907)    (336,699)
  Change in assets and liabilities net of acquisitions:
      (Increase) decrease in interest and other income receivable               56,519      (22,203)
      (Increase) decrease in other assets                                       60,338      (19,418)
      Increase decrease) in accrued expenses and other liabilities               7,426       22,638
                                                                              ---------    ---------
        Net cash provided by operating activities                              315,759       69,945
                                                                              ---------    ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the maturities of investment securities (held to maturity)           0      194,570
  Purchases of investment securities (held to maturity)                              0      (95,987)
  Proceeds from the sale of securities available/held for sale                 686,554      453,009
  Proceeds from the maturities of securities available/held for sale           542,791      232,458
  Purchases of securities available/held for sale                             (714,794)    (241,944)
  Proceeds from the securitization of loans                                          0      498,588
  Net other (increase) decrease in loans and leases                            557,661     (107,364)
  Premises and equipment purchased                                             (23,259)     (52,890)
  Proceeds from the sale of premises and equipment                              16,706       36,640
  (Acquisition)sale of affiliates, net of cash acquired                            944          373
                                                                             ----------    ---------
        Net cash provided by investing activities                            1,066,603      917,453
                                                                             ----------    ---------

  CASH FLOWS FROM FINANCING ACTIVITES:
  Net increase (decrease) in short term deposits                               (82,203)    (416,788)
  Net increase (decrease) in time deposits                                    (865,422)    (252,755)
  Net increase (decrease) in short term borrowings                            (278,610)    (193,426)
  Proceeds from issuance of long term debt                                         925       25,004
  Repayments of long term debt                                                 (58,173)     (33,301)
  Proceeds from issuance of common stock                                           402        1,015
  Dividends paid                                                               (55,362)     (53,017)
  Payments for purchase and retirement of common stock                        (110,581)           0
                                                                              ---------    ---------
       Net cash provided by financing activities                            (1,449,024)    (923,268)
                                                                              ---------    ---------

  Net increase (decrease) in cash and cash equivalents                         (66,662)      64,130
  Cash and cash equivalents at beginning of year                             1,207,062    1,060,788
                                                                              ---------    ---------
  CASH AND CASH EQUIVALENTS AT YEAR END                                     $1,140,400    1,124,918

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


  NOTE 2: NON-PERFORMING ASSETS

                                              June 30,
                                     -------------------------
  (in thousands)                         1996           1995
  -----------------------------      -----------     ---------

  Non-accrual loans                  $    95,705       104,277

  Restructured loans                       9,531         4,726

  Other real estate owned                 30,933        33,376
                                      -----------     ---------
  Total non-performing assets         $  136,169       142,379
                                     ============    ==========

  NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                        Three Months Ended,       Six Months Ended
                                              June 30,                June 30,

 (in thousands)                          1996       1995          1996       1995
 ---------------------------------     ---------  ---------     ---------  ---------


  Balance, beginning of period        $ 245,207    230,524       241,182    228,115
  Provision charged against income       23,230     22,000        47,831     42,510
  Recoveries                             15,395     14,076        31,838     26,906
  Loans charged off                     (34,444)   (30,661)      (71,463)   (61,592)
                                       ---------  ---------     ---------  ---------
  Balance, end of period              $ 249,388    235,939       249,388    235,939
                                       =========  =========     =========  =========

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

  At June 30, 1996, the total loans considered to be impaired under Statement No. 114 were $ 85.6 million with an average during the quarter of approximately $ 82.3 million. At June 30, 1995, the total loans considered impaired were $81.0 million with a quarterly average of approximately $79.7 million. At quarter-ends, the allowance for impaired loans was $19.0 million and $14.9 million, respectively.
  At June 30, 1996, the impaired allowance related to $36.4 million of the impaired loans, while the remaining $49.2 million of impaired loans did not require a specific allowance for loan losses according to Statement No.114.

  NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

  At June 30, 1996 and 1995, there were 60,984,715 and
  63,242,491 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                           June 30,
                                        -----------------------------    -----------------------------
                                            1996            1995             1996             1995
                                        ------------     ------------    ------------     ------------

  Average common and common
  equivalents shares outstanding         61,867,429       63,240,197      62,700,390       63,377,736



  NOTE 5: MERGERS AND ACQUISITIONS

                                          Date of         Total Assets       Financial
  ($ in thousands)                      Acquisition         Acquired      Reporting Value
  ---------------------------------   ----------------    -----------     --------------


  Huttenlockers Kerns Norvell, Inc.   February 12, 1996     $  3,994              3,912
  West Suburban Financial Corp.       August 4, 1995              12                 --
  Underwriting Consultants, Inc.      February 1, 1995         1,255                  1
  New England Trust Company           January 1, 1995          1,576              1,092
  /TABLE

  Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Summary: The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three and six months ended June 30, 1996, compared with the corresponding 1995 periods. The bracketed amounts represent decreases.



                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                   1996   vs  1995           1996   vs   1995
                                                 --------------------     ---------------------
  ($ in thousands)                                Change     Percent        Change     Percent
  -----------------------------                  --------   ---------     ----------  ---------
  Interest and fee income on loans             $  (37,696)     (10.0)%   $ (59,395)      (7.9)%
  Interest income on investments                   (9,443)     (11.6)      (17,779)     (10.7)
  Interest income on money market
     investments                                    1,862      186.4         2,540      120.6
                                                 ---------  ---------     ----------  ---------
     Total interest income                        (45,277)      (9.8)      (74,634)      (8.1)
                                                 ---------  ---------     ----------  ---------
  Interest expense on deposits                    (21,298)     (11.7)      (30,596)      (8.5)
  Interest expense on borrowed funds              (14,904)     (33.5)      (23,247)     (27.0)
                                                 ---------  ---------     ----------  ---------
     Total interest expense                       (36,202)     (16.0)      (53,843)     (12.1)
                                                 ---------  ---------     ----------  ---------
  Net interest income                              (9,075)      (3.9)      (20,791)      (4.4)
  Provision for loan losses                         1,230        5.6         5,321       12.5
  Non-interest income                              12,403       14.8        36,970       24.1
  Non-interest expense                             (5,753)      (2.8)      (14,878)      (3.5)
                                                 ---------  ---------     ----------  ---------
     Income before income taxes                     7,851        9.0        25,736       16.1
     Income taxes                                   2,166        7.1         7,819       14.1
                                                 ---------  ---------     ----------  ---------
     Net income                                $    5,685       10.0 %   $  17,917       17.2  %
                                                 =========  =========     ==========  =========

  See accompanying notes to consolidated financial statements.

OVERVIEW

  Net income for the second quarter was $62.3 million, or $1.00 per share, compared with $56.6 million, or $0.89 per share, last year. For the year-to-date period, net income was $121.9 million, up 17.2 percent, and earnings per share were $1.94, up 18.3 percent from 1995. A higher net interest margin, growing non-interest revenue, and lower non-interest expense were the primary reasons for the 1996 results. Last year's results included one-time charges for restructuring -- $6.6 million in the second quarter and $12.6 million in the year-to-date period.

  At June 30, 1996, total assets were $22.2 billion, down 7.1 percent from $23.9 billion a year ago, primarily as a result of the planned restructuring of the balance sheet. Higher priced deposits and selected loan portfolios with narrower net interest spreads were reduced and greater emphasis was placed on loans and deposits meeting specific target returns. As a result, total deposits and loans decreased.

  The average indirect installment loan portfolio for the second quarter was down 25.0 percent from a year ago, and the average residential mortgage loan portfolio was down 8.8 percent, while average commercial loans and commercial mortgage loans were both up over 7 percent. Average negotiated CD's for the quarter declined 20.5 percent from 1995 and other CD's were down 13.6 percent. Non-interest bearing transaction accounts increased 3.6 percent from last year, and checking accounts were up 11.7 percent. This shift in mix within loans and deposits aided the improvement in the quarter's net interest margin.

  The return on average assets for the second quarter was 1.12 percent compared with 0.94 percent a year ago. Year-to-date, the return on average assets was 1.09 percent compared with
  0.86 percent. These higher profitability measures have also resulted in higher returns on equity, even though the equity-to-assets ratios have increased over last year. Return on average equity was 14.09 percent and 13.49 percent for the respective quarters and 13.52 percent and 12.79 percent for the year-to-date periods.

  CONSOLIDATED INCOME ANALYSIS

  Net interest income for the second quarter was down 3.9 percent from the 1995 second quarter, and year-to-date, it was down 4.4 percent. However, if 1995 net interest income was restated for the impact of the securitization of credit card receivables, 1996's net interest income would have been level with last year's as the higher net interest margin offset the lower level of earning assets.

  For both the quarter and year-to-date periods, the net interest margin showed improvement over 1995 as a result of the balance sheet restructuring and the pricing discipline exercised with new loans and deposits particularly in consumer indirect installment loans and residential mortgage loans.
  For the six month periods, the net interest margin was 4.44 percent in 1996 and 4.28 percent in 1995. Table 1 provides detail on the average yields on earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

  Management currently expects that the net interest margin should increase by approximately 5 to 7 basis points in both the third and fourth quarters of 1996. At the same time, the impact of balance sheet restructuring is currently expected to lessen so that earning assets in the third quarter should decline at a slower pace than the first half of the year, and in the fourth quarter, earning assets are expected to remain level or to grow modestly. The preceding statements in this paragraph are forward-looking, and First of America's actual results may differ from those currently expected. Such differences could result from a variety of factors including changes in loan demand and the interest rate environment.

  The provision for loan losses was up 5.6 percent over 1995's second quarter, but down slightly from the first quarter of 1996 in the face of slowing loan growth. As a percent of average loans, net charge-offs were 0.49 percent for the quarter compared with 0.39 percent last year. Net charge-offs in consumer installment loans appear to have stabilized; however, net charge-offs in the managed credit card portfolio continued to trend upward. The provision expense for the 1996 second quarter covered net charge-offs by 122 percent. Charge-offs and recoveries by portfolio type are detailed in Table 3.

  Total non-interest revenue for the quarter was up 14.8 percent from a year ago and for the year-to-date period was up 24.1 percent largely due to strong growth in trust and financial services revenue. The 1996 total also included servicing fees from the credit card securitization and $4.4 million in branch sale gains during the first quarter. Service charges on deposit accounts were up 10.0 percent for the quarter, benefiting from the increase in non-interest bearing transaction accounts.

  Trust and financial services revenue grew 24.5 percent for the quarter and 25.3 percent for the year-to-date period over last year. Traditional trust fees, totalling $35.7 million year-to-date, were up 8.5 percent as assets under management grew. At quarter-end total assets under management were $18.8 billion compared with $14.8 billion a year ago. Other financial services revenue, generated by cash management, investment management, brokerage and insurance services, was $20.7 million for the six month period compared with $12.1 million a year ago, benefiting from the sales and services strategies implemented in partnership with the branch employees. Mutual funds sales revenue for the year-to-date period was $4.3 million versus $1.9 million last year, and annuities sales revenue was $3.0 million versus $2.7 million.

  Mortgage banking revenue was level for the quarter and up slightly for the year-to-date period excluding the $4.1 million gain in 1995 from the sale of servicing rights. For the year-to-date periods, mortgage originations were $802 million compared with $753 million a year ago, and the gains on mortgage loan sales were $8.9 million versus $ 5.1 million last year excluding the gain from the sale of servicing rights.

  Bank card fee revenue was approximately level for the quarter and the year-to-date periods when adjusted for the 1995 credit card securitization. Revenue for the second quarter of 1996 was up from the first quarter of 1996 with higher merchant discount and interchange revenue.

  Total non-interest expense declined 2.8 percent for the quarter and 3.5 percent for the year-to-date period. The 1995 expense included one-time charges for severance and other restructuring costs of $6.6 million for the quarter and $12.6 million for the six month period. If those one-time charges are excluded from the comparisons, non-interest expense was approximately level with last year's quarter and six month periods. Compared with the first quarter of 1996, non-interest expense for the second quarter was down $2.2 million as a result of lower building and equipment costs.

  Total personnel costs, excluding 1995 one-time severance charges, increased 5.6 percent for the quarter and 3.7 percent for the year-to-date period. Personnel cost for the second quarter was approximately level with the linked 1996 quarter, as lower benefit costs offset a $3.1 million increase in salaries. Second quarter salaries included higher incentives for sales success in retail banking and trust and financial services.

  The burden ratio, excluding branch sale gains and last year's restructuring costs, was 1.94 percent versus 1.99 percent for the comparative quarters and 1.99 percent versus 2.15 percent for the six month periods. On the same basis, the efficiency ratio was 62.46 percent compared with 63.05 percent for the second quarters and 63.31 percent compared with 64.93 percent for the six month periods.

  LINE OF BUSINESS RESULTS

  Line of business reporting requires certain assumptions and allocations. Equity is allocated on the basis of required regulatory levels, inherent operational risk or market-determined factors as evidenced by similar independent single business line companies. Centrally provided support services are allocated on a per-unit cost basis or in proportion to the balances of assets and liabilities associated with a particular business line. Funds transfer pricing, based on market-determined indices, is used to allocate a cost of funds used or a credit for funds provided. Because of these assumptions and allocations, the financial results of the individual business lines might vary from the actual results if those lines were in fact separate operating entities.

  For the 1996 year-to-date period, Community Banking accounted for 64.4 percent of the consolidated net income, Bank Card
  12.8 percent, Mortgage Banking 11.3 percent and Trust and Financial Services 9.4 percent. Branch sale gains accounted for 2.1 percent. Table 1 presents summarized income statements for the second quarter of 1996 and selected quarterly information for the past six quarters for the business lines.

  Community Banking -- Community Banking includes deposit management and commercial, home equity and installment lending, as well as other general and international banking services. This business line reported net income of $40.8 million for the second quarter of 1996, compared with $37.7 million for the first quarter of 1996 and $40.5 million for the second quarter of 1995. Return on equity was 11.59 percent compared with 12.27 percent in 1995 as growth in equity outpaced net income growth. The efficiency ratio improved to 66.47 percent from 67.62 percent a year ago.

  Community Banking's fee revenue for the quarter was up 12.2 percent to $40.2 million, reflecting the updating of fee structures, and non-interest expense declined 1.4 percent due to efficiencies from the company's restructuring efforts in 1995. Net interest income (FTE) decreased 1.9 percent largely due to the lower volume of earning assets. The business line's provision for loan losses increased to $13.0 million from $9.9 million a year ago, as a result of the higher level of net charge-offs in the installment loan portfolio.

  Bank Card -- Bank Card is responsible for managing and servicing First of America's $1.4 billion managed portfolio of credit card and other revolving loans, as well as the merchant services operation. Bank Card's net income for the second quarter was approximately level with a year ago, primarily the result of higher credit losses in the managed portfolio. Even though the amount booked as provision for loan losses was lower than a year ago, the flow of fee revenue from the securitization was reduced by the net charge-offs occurring in the securitized portfolio. Net charge-offs in the total managed portfolio were $13.6 million compared with $9.2 million a year ago.

  As a result of the net income decrease, Bank Card's return on equity for the second quarter was 29.87 percent compared with
  32.56 percent last year, and the efficiency ratio was 40.73 percent versus 37.00 percent.

  Mortgage Banking -- Mortgage Banking originates all residential mortgages across First of America's four core states and in separate origination offices in Arizona, North Carolina and South Carolina. Also, the business line services a $7.3 billion mortgage loan portfolio for both First of America and external investors. The interest income and related funds transfer charge of First of America's portfolio are included in Mortgage Banking's results.

  Mortgage Banking's net income for the quarter was $7.4 million compared with $7.2 million a year ago, as a result of higher net interest income, gains on loan sales and lower non-interest expense. Net interest income (FTE) was up 16.2 percent to $17.0 million due to lower funding costs. Mortgage originations were $396 million for the second quarter compared with $406 million in the first quarter of 1996 and $426 million in the second quarter of 1995. Even though more mortgage originators were compensated on a commission basis, this business line's non-interest expense was down 12.7 percent from a year ago due to efficiencies implemented during the company's 1995 restructuring.

  Trust and Financial Services -- This business line provides traditional trust services, as well as investment management, cash management, brokerage and insurance services. Trust and Financial Services' net income for the quarter grew 35.2 percent to $6.2 million, primarily due to increased customer investment activity and the higher market value of the managed assets upon which fees are assessed. At quarter-end, total managed assets were $18.8 billion compared with $14.8 billion a year ago.

  As a result, Trust and Financial Services' non-interest revenue for the quarter was up 26.6 percent over a year ago, and its return on equity was 56.22 percent compared with
  49.04 percent. The business line's efficiency ratio improved to 67.96 percent from 69.79 percent even with a 22.8 percent increase in non-interest expense. Non-interest expense increased primarily due to higher incentive compensation in correlation with higher sales activity and compensation costs added by the insurance business.

  TABLE 1

                       LINE OF BUSINESS FINANCIAL PERFORMANCE


  For quarter ended June 30, 1996                                                       Trust &
                                               Community       Bank        Mortgage     Financial   Consolidated
  INCOME STATEMENT                              Banking        Card        Banking      Services       Results
                                               ---------     ---------    ---------     ---------     ---------
                                                                - - -  ($ in thousands) - - -
  Net interest income (FTE)                 $    191,924        19,399       16,976         1,121        229,420
  Provision for loan losses                       12,981        10,200           49            --         23,230
  Non-interest income                             40,195        19,034        7,289        29,435         95,953
  Non-interest expense                           154,296        15,652       12,528        20,767        203,243
  Income tax expense (FTE)                        24,016         4,659        4,329         3,625         36,629
                                                ---------     ---------    ---------     ---------      ---------
  Net income                                $     40,826         7,922        7,359         6,164         62,271
                                                                                                        ---------
  Contribution to consolidated results              65.6 %        12.7         11.8           9.9          100.0



                                                        1996                                       1995
                                               -----------------------    -----------------------------------------------------
                                                2nd Qtr.      1st Qtr.     4th Qtr.      3rd Qtr.     2nd Qtr.        1st Qtr.
  QUARTER RESULTS                               June 30       Mar. 31       Dec. 31      Sept. 30      June 30        Mar. 31
                                               ---------     ---------    ---------     ---------     ---------      ----------
  COMMUNITY BANKING
     Net income                             $    40,826         37,699        40,208       44,847        40,546         35,600
     Return on equity                             11.59 %        10.31         11.31        12.96         12.27          11.47
     Efficiency ratio                             66.47          68.43         65.88        64.49         67.62          70.91

  BANK CARD
     Net income                             $     7,922          7,700         6,227        8,477         7,855          9,032
     Return on equity                             29.87 %        28.05         23.54        33.39         32.56          39.33
     Efficiency ratio                             40.73          38.87         39.59        38.92         37.00          34.64

  MORTGAGE BANKING
     Net income                             $     7,359          6,378         5,877        7,051         7,218          2,939
     Return on equity                             14.11 %        11.52          9.95        12.03         12.96           5.68
     Efficiency ratio                             51.63          56.13         58.48        53.36         55.46          75.95

  TRUST & FINANCIAL SERVICES
     Net income                             $     6,164          5,228         5,368        5,410         4,560          3,526
     Return on equity                             56.22 %        46.64         53.20        55.29         49.04          40.13
     Efficiency ratio                             67.96          70.72         67.40        65.90         69.79          75.19
  /TABLE

  ASSET QUALITY AND CREDIT RISK PROFILE

  First of America's loan portfolio has no significant concentrations of credit to any specific borrower or within any geographic region, thereby reducing credit risk exposure. Also reducing credit risk are First of America's conservative lending policies and loan review process. At June 30, 1996, the loan portfolio was comprised of residential mortgages (31.4 percent), consumer loans (26.5 percent), commercial mortgages (24.8 percent) and commercial loans
  (17.3 percent).

  The allowance for loan losses was 1.61 percent of total loans at June 30, 1996 compared with 1.43 percent a year ago. The allowance coverage of non-performing loans was 263.98 percent compared with 216.45 percent a year ago. Non-performing loans and loans 90 days past due are detailed by portfolio in Table 4.

  The asset quality in the commercial loan and residential mortgage portfolios, almost three-quarters of total loans, remained strong. Over the last two years, these portfolios have experienced minimal net charge-offs.

  Across the banking industry there has been a deterioration of consumer loan quality, and since mid-1995, First of America also experienced a rise in both delinquencies and net losses in the installment loan and credit card portfolios from the favorable levels previously experienced.

  First of America has intensified its collection efforts and tightened credit controls. As a result, after an increase in net charge-offs during 1995, the consumer installment loan portfolio's net charge-offs appear to have leveled off. The consumer installment net charge-offs to average loans for the second quarter was down slightly at 0.86 percent compared with
  1.22 percent for the first quarter of 1996 and 1.37 percent for the last quarter of 1995. For the managed credit card portfolio, net charge-offs to average loans continued to move up and were 4.35 percent, 4.07 percent and 3.92 percent, respectively, over the last three quarters. While this trend continues to be of concern, management believes the allowance for loan losses adequately covers expected future risk levels.


  FUNDING, LIQUIDITY AND INTEREST RATE RISK

  First of America continues to monitor appropriate interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

  Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. First of America relies primarily upon core deposits for its liquidity. At June 30, 1996, core deposits equalled 95.6 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and the level of purchased funds is limited by corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

  First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each banking affiliate completes an interest rate analysis monthly using an asset/liability model, and a consolidated analysis is then completed using the affiliates' data.

  The difference between rate sensitive assets and liabilities, including the impact of off-balance sheet interest rate swaps, is presented in Table 7. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models, using various interest rate shock scenarios, show that less than four percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk position than the GAP tables.

  TABLE 2
  INTEREST RATE SWAPS

  ($ in thousands)                                                                                    Net Interest Income
                                                                                                        Impact for the
                                                        Weighted        Average          Average       Six Months Ended
                             Notional  Fair Market      Average      Rate Received      Rate Paid          June 30,
  Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed    1996         1995
  ------------------------  ---------  ------------  -------------- ---------------  --------------- ---------------------
  Rising Rate CDs                  --            --              --        --              --               --      (1,158)
  Market Rate CDs *               255            19             1.3        --              --              (62)       (562)
  FHLB Advance                     --            --              --        --              --               --          25
  FirstRate Fund deposits      12,000           (10)            1.5  5.50%/variable    6.03/fixed          (22)          2
  Bank notes                   10,000           (18)            1.8  5.49%variable     6.23/fixed          (36)         29
  Long term debt               50,000          (647)           19.4   5.60%/fixed     5.48/variable         (3)       (580)
  ------------------------   ---------  ------------  -----------------------------  ---------------  ---------------------
       Total                 $ 72,255          (656)           13.9                                       (123)    $(2,244)
  ========================= ========== =============  ==============                                  =====================
  * This represents a basis swap.

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

  Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. Table 2 outlines First of America's outstanding interest rate swaps at June 30, 1996.

  First of America had outstanding interest rate swaps with a notional value of $72.3 million which included $50 million as a hedge against parent company debt, $10 million as a hedge against subsidiary bank debt, and the remainder as hedges against various deposit products. The outstanding swaps had a negative market value of $656 thousand. At June 30, 1995, outstanding swaps totalled $159 million in notional amounts with a negative market value of $244 thousand.

  At times First of America also utilizes interest rate caps to manage its interest rate risk. Interest rate caps are agreements to make/receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. At June 30, 1996, First of America had no outstanding interest rate caps compared with $125 million in interest rate cap agreements at June 30, 1995.

  At June 30, 1996, First of America had no securities classified as held to maturity. At June 30, 1995, securities held to maturity totalled $2.9 billion, with a net unrealized loss of $30.5 million. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," securities available for sale are carried at market value which totalled $4.464 billion at June 30, 1996, compared with an amortized book value of $4.505 billion. The $40.7 million net unrealized loss in securities available for sale resulted in a corresponding, after-tax market value adjustment to equity of $(26.5) million. At December 31, 1995, the market value adjustments to securities and equity from the securities available for sale portfolio were $40.0 million and $25.9 million, respectively.

  CAPITAL STRENGTH

  First of America began its share repurchase program during March 1996, continuing its capital management strategy. By June 30, 1996, 2,414,600 shares of First of America Common Stock were repurchased at a total cost of $110.6 million. The repurchase of a remaining 1.2 million shares is currently authorized.

  Total shareholders' equity at June 30, 1996, remained level with a year ago at $1.7 billion. The share repurchase program and the negative change in the market value adjustment to equity for available for sale securities since June 30, 1995, offset the impact of net earnings retention. Since year-end 1995, the change in the adjustment in the market value of such securities reduced total equity by $52.4 million. The book value per share rose to $28.48 from the $27.35 reported a year ago.

  First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at June 30, 1996 was 12.91 percent, the tier I ratio was 9.50 percent and the tier I leverage ratio was 6.97 percent.

  UPDATE

  There is pending legislation in Congress which would assess a one-time premium on thrift deposits insured by the Savings Association Insurance Fund of which First of America has approximately $4.2 billion. This one-time charge could result in a maximum $36 million pre-tax charge, based on an assessment of $.85 per $100 of deposits. The premium rate on these deposits is expected to match the lower bank deposit rate after the one-time charge. The status of this legislation is indefinite, and therefore, the assessment is possible for 1996, but more likely will be implemented in 1997.

  Management's statements of expectations for certain financial results for the remainder of 1996, as included in this report, are forward-looking statements. First of America's actual performance and financial results may differ from these projections as a result of a variety of factors, including but not limited to changes in the economy, competition and the implementation of internal business plans.

  TABLE 3
                                    CONSOLIDATED YIELD ANALYSIS (a)

                                                1996                          1995
                                         -------------------  ---------------------------------------
                                         2nd Qtr.  1st Qtr.   4th Qtr.  3rd Qtr.   2nd Qtr.  1st Qtr.
                                         June 30    Mar. 31   Dec. 31    Sept. 30  June 30    Mar. 31
                                         --------  --------   --------   --------  --------  --------
  Average Prime Rate (b)                    8.25 %    8.30       8.70      8.80      9.00       8.90

  EARNING ASSETS
  Money Market Investments                  5.75 %    7.30       4.46      6.74      5.96       5.18

  U.S. Government and agencies              6.13      6.12       5.89      5.89      5.90       5.90
  securities
  State and municipal securities            8.32      8.35       8.32      8.55       8.94      8.71
  Other securities                          6.24      6.28       6.16      6.36       6.33      5.32
                                        ---------  --------  ---------  --------  --------   --------
     Total securities                       6.28      6.18       6.06      6.07       6.06      6.08
                                        ---------  --------  ---------  --------  --------   --------
  Consumer installment loans                8.85      8.46       8.45      8.41       8.25      8.01
  Comsumer revolving loans                 13.96     14.38      14.40     14.43      14.67     14.08
  Commercial loans                          8.69      8.87       9.16      9.17       9.33      9.25
  Commercial real estate loans              9.16      9.18       9.35      9.30       9.40      9.35
  Residential real estate loans             7.97      7.96       7.96      7.95       7.95      7.84
                                        ---------  --------  ---------  --------  --------   --------
     Total loans                            8.85      8.90       8.96      8.92       9.06      8.95
                                        ---------  --------  ---------  --------  --------   --------
  Total earning assets                      8.23 %    8.24       8.24      8.24       8.32      8.20
                                        =========  ========  =========  ========  ========   ========

  INTEREST-BEARING LIABILITIES
  Time deposits:
     CD's - less than 12 months             4.98 %    5.12       5.34      5.45       5.19      4.79
     CD's - 12 months or more               5.75      5.75       5.76      5.68       5.55      5.26
     CD's - $100,000 or more                5.27      5.50       5.73      5.80       6.10      5.72
     Other time deposits                    5.58      5.59       5.70      5.67       5.71      5.46

  Other core deposits:
     Savings deposits and NOW               1.70      1.72       1.73      1.74       1.71      1.70
     Money market savings and checking      3.68      3.71       3.80      3.91       3.98      4.01
                                        ---------  --------  ---------  --------  --------   --------
        Total deposits                      4.15      4.23       4.35      4.40       4.35      4.16
                                        ---------  --------  ---------  --------  --------   --------
  Short term borrowings                     5.46      5.66       6.09      6.38       6.09      5.96
  Long term debt                            7.83      7.83       7.80      7.36       7.53      7.66
                                        ---------  --------  ---------  --------  --------   --------
     Total borrowed funds                   6.02      6.15       6.56      6.72       6.44      6.39
                                        ---------  --------  ---------  --------  --------   --------
  Total interest-bearing liabilities        4.36 %    4.46       4.57      4.64       4.65      4.45
                                        =========  ========  =========  ========  ========   ========

  NET INTEREST MARGIN
  Interest income to average earning        8.23 %    8.24       8.24      8.24       8.32      8.20
  assets
  Interest expense to average earning       3.74      3.84       3.92      4.01       4.06      3.91
  assets
  Net interest margin                       4.49      4.40       4.32      4.23       4.26      4.29

  (a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
  (b)  The First National Bank of Chicago Corporate Base Rate.
  /TABLE

  TABLE 4
                                             ANALYSIS OF NET INTEREST INCOME

                                                    Second Quarter 1996 Versus        Second Quarter 1996 Versus
  ($ in thousands)                                      Second Quarter 1995                  First Quarter 1996
  ------------------------------                --------------------------------     --------------------------------
  CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
  INCREASE (DECREASE):                            Change     Volume       Rate        Change      Volume       Rate
                                                 -------     -------    -------      -------     -------      -------
  INTEREST INCOME
              Loans (FTE)                      $  (38,296)   (28,877)     (9,419)     (8,662)      (6,786)     (1,876)
              Taxable securities                   (9,494)   (12,030)      2,536      (4,313)      (5,363)      1,050
              Tax exempt securities (FTE)             841        877         (36)        293          311         (18)
              Money market investments              1,862      1,884         (22)      1,075        1,521        (446)
                                                   -------    -------     -------     -------      -------     -------
  Total Interest Income                           (45,087)   (38,146)     (6,941)    (11,607)     (10,317)     (1,290)
                                                   -------    -------     -------     -------      -------     -------

  INTEREST EXPENSE
              Interest-bearing deposits           (21,298)   (12,773)     (8,525)     (6,763)      (3,588)     (3,175)
              Short term borrowings               (11,530)    (8,547)     (2,983)     (3,295)      (2,533)       (762)
              Long term borrowings                 (3,374)    (3,868)        494        (490)        (529)         39
                                                   -------    -------     -------     -------      -------     -------
  Total Interest Expense                          (36,202)   (25,188)    (11,014)    (10,548)      (6,650)     (3,898)
                                                   -------    -------     -------     -------      -------     -------
  Change in net interest income (FTE)          $   (8,885)   (12,958)      4,073      (1,059)      (3,667)      2,608
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
  /TABLE

  TABLE 5                             SUMMARY OF LOAN LOSS EXPERIENCE

  ($ in thousands)                              1996                               1995
  -----------------------------         --------------------   -------------------------------------------
                                         2nd Qtr.   1st Qtr.    4th Qtr.   3rd Qtr.    2nd Qtr.   1st Qtr.
                                        June  30    Mar. 31     Dec. 31    Sept. 30    June  30    Mar. 31
  ALLOWANCE FOR LOAN LOSSES             ---------  ---------   ---------  ---------   ---------  ---------
  Balance, at beginning of period     $  245,207    241,182     238,948    235,939     230,524    228,115
  Provision charged against income        23,230     24,601      27,610     21,368      22,000     20,510

  Recoveries:
     Consumer installment                 10,839     12,508      10,604     10,510      10,043      8,093
     Consumer revolving                    2,084      1,820       1,745      1,853       2,183      2,200
     Commercial                            1,632      1,012         831      1,925       1,375      1,626
     Commercial mortgage                     789      1,060       1,583        911         456        884
     Residential mortgage                     51         43          60         10          19         27
                                        ---------   --------   ---------  ---------   ---------   ---------
         Total recoveries                 15,395     16,443      14,823     15,209      14,076     12,830
                                        ---------   --------   ---------  ---------   ---------   ---------
  Charge-offs:
     Consumer installment                 17,781     22,785      23,178     20,386      15,133     16,554
     Consumer revolving                   11,824     11,534      10,228     10,085      12,058     12,558
     Commercial                            2,868        988       2,919      1,792       1,177      1,119
     Commerical mortgage                   1,635      1,590       3,863      1,067       2,220        627
     Residential mortgage                    336        122          11        238          73         73
                                        ---------   --------   ---------  ---------  ----------  ---------
        Total charge-offs                 34,444     37,019      40,199     33,568      30,661     30,931
                                        ---------   --------   ---------  ---------  ----------  ---------
  Net charge-offs                         19,049     20,576      25,376     18,359      16,585     18,101
                                        ---------  ---------   ---------  ---------  ----------  ---------
  Balance, at end of period           $  249,388    245,207     241,182    238,948     235,939    230,524
                                        =========  =========   =========  =========  ==========  =========
  Average loans outstanding (net of
     unearned income)               $ 15,546,597 15,854,148  16,099,202 16,337,833  16,848,514 16,855,909
                                        =========  =========   =========  =========  ==========  =========

  NET CHARGE-OFFS BY PORTFOLIO
  AS % OF LOANS OUTSTANDING

  Consumer installment                      0.86 %    1.22        1.37       1.00        0.05       0.81
  Consumer revolving                        4.30      4.13        3.56       3.50        2.96       2.85
  Commercial                                0.19        --        0.33      (0.02)      (0.03)     (0.09)
  Commerical mortgage                       0.09      0.06        0.24       0.02        0.20      (0.03)
  Residential mortgage                      0.02      0.01          --       0.02          --         --

  MANAGED BANKCARD NET CHARGE-OFFS

  On balance sheet                  $      8,740     8,711       8,480      7,495       9,249      9,069
  Securitized                              4,811     4,313       4,241      2,789          --         --
                                       ----------  --------    --------   --------   ---------  ---------
     Total managed bankcard net
       charge-offs                        13,551    13,024      12,721     10,284       9,249      9,069
                                       ========== =========   =========  =========   =========  =========
  Net charge-offs as % of managed
   loans                                    4.35 %    4.07        3.92       3.21        2.94       2.84

  CHARGE-OFFS AND RECOVERIES RATIOS
  Net charge-offs to average loans (a)      0.49 %    0.52        0.63       0.45        0.39       0.44
  Earnings coverage of net charge-offs      6.20 x    5.60        5.09       6.73        6.57       5.15
  Recoveries to total charge-offs          44.70 %   44.42       36.87      45.31       45.91      41.48
  Provision to average loans (a)            0.60      0.62        0.68       0.52        0.52       0.49
  Allowance to total period end loans       1.61      1.56        1.50       1.46        1.43       1.36

  (a)  Annualized
  /TABLE

  TABLE 6
                                        MEASUREMENT OF ASSET QUALITY

  ($ in thousands)                                1996                              1995
  -----------------------------           ---------------------  --------------------------------------------
                                           2nd Qtr.   1st Qtr.    4th Qtr.   3rd Qtr.    2nd Qtr.   1st Qtr.
                                          June  30    Mar. 31     Dec. 31    Sept. 30    June  30    Mar. 31
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Non-accrual loans:
     Commercial                          $  36,454      30,636      28,943     26,231      21,880     21,203
     Commercial mortgage                    40,398      41,391      48,190     48,658      55,339     53,270
     Residential mortgage                   18,251      19,800      23,191     23,595      25,155     18,368
     Revolving mortgage                        602         615         606        622         426        492
     Consumer installment                       --          --       3,244      3,006       1,477        981
     Consumer revolving                         --          --          --         --          --         --
                                          ---------   ---------  ---------   ---------  ---------  ---------
        Total non-accrual loans          $  95,705      92,442     104,174    102,112     104,277     94,314
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Renegotiated loans:
     Commercial                          $   6,895       6,521      10,481       6643       3,306      3,310
     Commercial mortgage                     1,895         934         943        219         503        514
     Residential mortgage                      741         749         903        920         917        960
     Revolving mortgage                         --          --          --         --          --         --
     Consumer installment                       --          --          --         --          --         --
     Consumer revolving                         --          --          --         --          --         --
                                          ---------   ---------  ---------   ---------  ---------  ---------
        Total renegotiated loans         $   9,531       8,204      12,327      7,782       4,726      4,784
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Total non-performing loans             $ 105,236     100,646     116,501    109,894     109,003     99,098
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Other real estate owned                $  30,933      30,621      31,103      31691      33,376     40,349
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Total non-performing assets            $ 136,169     131,267     147,604    141,585     142,379    139,447
                                          =========   =========  =========   =========  =========  =========
  Loans past due 90 days or more:
     Commercial                          $   1,479       1,387       1,406      1,589       1,360        674
     Commercial mortgage                     2,853       3,235       1,766      1,884       1,297      1,838
     Residential mortgage                    3,010       1,637       2,019      3,879       3,001      2,593
     Revolving mortgage                      1,411       1,123         940        610         390        395
     Consumer installment                   12,347      12,833      14,967     10,244       7,661      5,947
     Consumer revolving                      7,000       7,385       7,026      4,713       6,136      6,276
                                          ---------   ---------  ---------   ---------  ---------  ---------
        Total loans past due 90 days or
        more                             $  28,100      27,600      28,124     22,919      19,845     17,723
                                          =========   =========  =========   =========  =========  =========
  ASSET QUALITY RATIOS
  Non-performing assets as a % of
     total assets                             0.61 %      0.58        0.63       0.60        0.60       0.57
  Non-performing assets as a % of
     total loans + OREO                       0.88        0.83        0.92       0.87        0.86       0.82
  Allowance coverage of non-performing
     loans                                  263.98      243.63      207.02     217.43      216.45     232.62
  Allowance coverage of non-performing
     assets                                 183.15      186.80      163.40     168.76      165.71     165.31

  /TABLE

  TABLE 7
                                              INTEREST RATE SENSITIVITY
                                                    June 30, 1996

                                                        0 to         0 to          0 to         0 to          0 to
  ($ in millions)                                     30 Days       60 Days      90 Days      180 Days      365 Days
  -----------------------------                      ---------     ---------    ---------     ---------    ---------
  ASSETS
  Other earning assets                             $       150           150          150           150           150
  Investment securities (1)                                130           234          329           634         1,156
  Loans, net of unearned income (2)                      4,921         5,332        6,064         6,964         8,509
                                                      ---------     ---------    ---------     ---------     ---------
       Total rate sensitive assets (RSA)           $     5,201         5,717        6,543         7,748         9,815
                                                      =========     =========    =========     =========     =========
  LIABILITIES (3)
  Money market type deposits                       $     3,988         3,988        3,988         3,988         3,988
  Other core savings and time deposits                   1,181         2,054        2,893         4,310         5,909
  Negotiated deposits                                      424           557          648           746           753
  Borrowings                                               718           786          924         1,269         1,444
  Interest rate swap agreements                            (12)          (12)          50            50            50
                                                      ---------     ---------    ---------     ---------     ---------
       Total rate sensitive liabilities (RSL)      $     6,299         7,373        8,503        10,363        12,144
                                                      =========     =========    =========     =========     =========
  GAP (RSA - RSL)                                  $    (1,098)       (1,656)      (1,960)       (2,615)       (2,329)
                                                      =========     =========    =========     =========     =========
  RSA divided by RSL                                     82.57 %       77.53        76.95         74.76         80.83
  GAP divided by total assets                            (4.91)        (7.41)       (8.76)       (11.70)       (10.41)

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

  II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Shareholders was held on April 17, 1996.

     (c) At the Annual Meeting, shareholders elected as directors the nominees listed in the following table:

                                      Number of Shares             Number of
          Nominees                       Voted For               Shares Withheld
          ---------------------   ------------------------   ---------------------
          Joseph J. Fitzsimmons          47,640,938                  676,660
          Robert L. Hetzler              47,722,849                  593,949
          Daniel R. Smith                47,636,426                  680,372
          Ley S. Smith                   47,692,691                  624,107

Shareholders also voted to approve the First of America
Bank Corporation Stock Compensation Plan with 39,743,516 shares voting in favor, 7,236,552 shares voting against, 1,336,730 shares abstaining, and no broker non-votes.

Shareholders also voted to ratify the selection of KPMG Peat Marwick LLP as the Registrant's independent auditors for 1996; 47,292,288 shares voted in favor of the ratification, 486,261 shares voted against, 538,249 shares abstained from voting, and there were no broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits

                (11)  Statement regarding computation of per
                      share earnings.

                      The computation of common and common
                      equivalents per share is described in Note
                      4 to the Consolidated Financial Statements of this report.

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Registrant during the three months ended June
                 30, 1996.

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange
       Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           FIRST OF AMERICA BANK CORPORATION
                                      REGISTRANT





  Date:  August 9, 1996    /s/  Thomas W. Lambert
                                Thomas W. Lambert
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial and Accounting
                                Officer)



                                EXHIBIT INDEX

  (27)  Financial Data Schedule