Form 10-Q
period 1996-09-30
FIRST OF AMERICA BANK CORP /MI/
filed 1996-11-12
CIK 36703

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended                Commission File No.
           September 30, 1996                     1-10534


                   FIRST OF AMERICA BANK CORPORATION
       (Exact name of Registrant as specified in its Charter)


                 Michigan                           38-1971791
      (State or other jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan             49007
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

                   Class                         Outstanding at
               Common Stock,                    October 31, 1996
               $10 Par Value                       60,288,529

                 FIRST OF AMERICA BANK CORPORATION

                               INDEX


     PART I.  FINANCIAL INFORMATION                          Page
                                                              No.

          Consolidated Balance Sheets (Unaudited),
          September 30, 1996 and December 31, 1995 . . .       1

          Consolidated Statements of Income
          (Unaudited) - Three and Nine Months Ended
          September 30, 1996  . . . . . . . . . . . . . .      2

          Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 30,
          1996 and 1995  . . . . . . . . . . . . . .           3

          Notes to Consolidated Financial Statements
          (Unaudited)  . . . . . . . . . . . . . . .           4

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . .           6



     PART II.  OTHER INFORMATION


                                 FIRST OF AMERICA BANK COPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                                      September 30  December 31
  ($ In thousands)                                                         1996        1995
  -------------------------------                                       ---------    ---------

  ASSETS
  Cash and due from banks                                             $ 1,086,904    1,207,062

  Money Market Investments                                                189,504      269,737

  Securities:
    Securities available for sale, amortized cost of $4,510,323 at
       September 30, 1996 and $5,020,954 at December 31, 1995           4,495,589    5,060,746

  Loans, net of unearned income:
    Consumer                                                            3,901,144    4,504,255
    Commercial, financial and agricultural                              2,703,726    2,589,038
    Commercial real estate                                              3,889,737    3,812,001
    Residential real estate                                             4,698,600    5,070,369
    Loans held for sale, market value of $107,629 at September 30,
      1996 and $104,132 at December 31, 1995                              106,095      101,279
                                                                       -----------  -----------
       Total loans                                                     15,299,302   16,076,942
       Less: Allowance for loan losses                                    252,807      241,182
                                                                       -----------  -----------
       Net loans                                                       15,046,495   15,835,760

  Premises and equipment, net                                             447,020      465,498
  Other assets                                                            903,112      761,292
  ------------------------------------------------------------------- ------------ ------------
  TOTAL ASSETS                                                        $22,168,624   23,600,095
  =================================================================== ============ ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Deposits:
    Non-interest bearing                                              $ 2,970,943    2,925,679
    Interest bearing                                                   15,213,691   16,416,788
                                                                       -----------  -----------
      Total deposits                                                   18,184,634   19,342,467

  Securities sold under repurchase agreements                                  --      429,483
  Other short term borrowings                                           1,556,800    1,220,482
  Long term debt                                                          392,210      490,315
  Other liabilities                                                       279,190      289,367
                                                                       -----------  -----------
      Total liabilities                                                20,412,834   21,772,114
                                                                       -----------  -----------

  SHAREHOLDERS' EQUITY

  Common stock-$10 par value                                              605,630      632,839
  Capital surplus                                                         183,861      283,409
  Net unrealized gain/(loss) on securities available for sale, net of tax benefit of $5,206 at September 30, 1996 and net of tax
    expense of $13,853 at December 31, 1995                                (9,670)      25,939

  Retained earnings                                                       975,969      885,794
                                                                       -----------  -----------

      Total shareholders' equity                                        1,755,790    1,827,981
  -------------------------------------------------------------------  -----------  -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $22,168,624   23,600,095

  =================================================================== ============  ===========
  See accompanying notes to consolidated financial statements.

  /TABLE


                           FIRST OF AMERICA BANK COPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                                                                Three Months Ended,      Nine Months Ended
                                                                   September 30,            September 30,

 ($ in thousands except per share data)                          1996      1995           1996       1995
 -------------------------------                               ---------  ---------     ---------   ---------

  INTEREST INCOME

  Loans and fees on loans                                      $ 340,465    363,889     1,030,260  1,113,079
  Securities:
    Taxable income                                                64,626     73,347       205,490    232,258
    Tax exempt income                                              4,242      3,045        11,335      9,870
  Money Market investments                                         2,786      1,718         7,433      3,825
                                                                ---------  ---------    ---------- ----------
      Total interest income                                      412,119    441,999     1,254,518  1,359,032
                                                                ---------  ---------    ---------- ----------
  INTEREST EXPENSE
  Deposits                                                       162,012    185,787       489,795    544,166
  Short term borrowings                                           16,181     19,672        60,460     80,741
  Long term debt                                                   8,370     11,970        26,984     37,041
                                                                ---------  ---------    ---------- ----------
      Total interest expense                                     186,563    217,429       577,239    661,948
                                                                ---------  ---------    ---------- ----------
  NET INTEREST INCOME                                            225,556    224,570       677,279    697,084
  Provision for loan losses                                       21,966     21,368        69,797     63,878
                                                                ---------  ---------    ---------- ----------
  NET INTEREST INCOME AFTER PROVISION                            203,590    203,202       607,482    633,206
                                                                ---------  ---------    ---------- ----------
  NON-INTEREST INCOME
  Service charges on deposit accounts                             29,025     25,297        82,802     74,731
  Trust and financial services income                             28,113     24,365        84,545     69,399
  Investment securities transactions, net                           (101)       457          (860)      (925)
  Bank card revenue                                               18,711     20,044        54,189     41,925
  Mortgage banking revenue                                         7,357      8,993        20,462     24,492
  Other operating income                                          15,924     13,040        48,013     35,726
                                                                ---------  ---------    ---------- ----------
      Total non-interest income                                   99,029     92,196       289,151    245,348
                                                                ---------  ---------    ---------- ----------
  NON-INTEREST EXPENSE
  Personnel                                                      114,134    102,698       337,246    328,853
  Occupancy, net                                                  16,639     15,794        48,792     47,164
  Equipment                                                       14,849     14,906        43,865     44,153
  Outside data processing                                          4,628      4,524        13,819     13,998
  Amortization of intangibles                                      5,251      5,260        15,725     15,880
  Other operating expenses                                        72,434     50,115       177,191    166,830
                                                                ---------  ---------    ---------- ----------

      Total non-interest expense                                 227,935    193,297       636,638    616,878
                                                                ---------  ---------    ---------- ----------
  Income before income taxes                                      74,684    102,101       259,995    261,676

  Income taxes                                                    23,661     35,387        87,080     90,987
                                                                ---------  ---------    ---------- ----------
  NET INCOME                                                      51,023     66,714       172,915    170,689
                                                                ---------  ---------    ---------- ----------

  EARNINGS PER SHARE
  Primary                                                           0.84       1.05          2.78       2.69
  Fully Diluted                                                     0.84       1.05          2.78       2.69

  See accompanying notes to consolidated financial statements.
  /TABLE

                                   FIRST OF AMERICA BANK COPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                Nine Months Ended,
                                                                                  September 30,
                                                                              ---------------------
  ($ in thousands)                                                              1996        1995
  -------------------------------                                             ---------   ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  172,915      170,689
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                             35,259       35,696
      Provision for loan losses                                                 69,797       63,878
      Provision for deferred taxes                                                (750)      (4,365)
      Amortization of intangibles                                               15,725       15,880
      (Gain) loss on sale of securities available for sale/held for sale           859       (2,887)
      (Gain) loss on sale of mortgage loans held for sale                      (14,139)     (15,146)
      (Gain) loss  on sale of other assets                                      (4,207)      (3,131)
       Proceeds from the sales of mortgage loans held for sale                 869,091      644,751
      Originations of mortgage loans held for sale, net                       (859,768)    (744,764)
  Change in assets and liabilities net of acquisitions:
      (Increase) decrease in interest and other income receivable               42,884      (31,600)
      (Increase) decrease in other assets                                     (114,205)    (129,847)
      Increase (decrease) in accrued expenses and other liabilities              6,957       22,483
                                                                              ---------    ---------
        Net cash provided by operating activities                              220,418       21,637
                                                                              ---------    ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the maturities of investment securities (held to maturity)           0      296,260
  Purchases of investment securities (held to maturity)                              0     (126,979)
  Proceeds from the sale of securities available/held for sale                 913,245      776,619
  Proceeds from the maturities of securities available/held for sale           829,358      369,101
  Purchases of securities available/held for sale                           (1,233,967)    (550,382)
  Proceeds from the securitization of loans                                          0      498,588
  Net other (increase) decrease in loans and leases                            724,284       66,819
  Premises and equipment purchased                                             (34,955)     (92,963)
  Proceeds from the sale of premises and equipment                              22,620       66,711
  (Acquisition)sale of affiliates, net of cash acquired                            944          373
                                                                             ----------    ---------
        Net cash provided by investing activities                            1,221,529    1,304,147
                                                                             ----------    ---------

  CASH FLOWS FROM FINANCING ACTIVITES:
  Net increase (decrease) in short term deposits                               (32,617)    (452,945)
  Net increase (decrease) in time deposits                                  (1,125,216)    (280,989)
  Net increase (decrease) in short term borrowings                             (93,165)    (456,778)
  Proceeds from issuance of long term debt                                         924       25,004
  Repayments of long term debt                                                 (99,029)    (213,382)
  Proceeds from issuance of common stock                                           197        1,640
  Dividends paid                                                               (82,345)     (79,578)
  Payments for purchase and retirement of common stock                        (130,854)           0
                                                                              ---------    ---------
       Net cash provided by financing activities                            (1,562,105)  (1,457,028)
                                                                              ---------    ---------

  Net increase (decrease) in cash and cash equivalents                        (120,158)    (131,244)
  Cash and cash equivalents at beginning of year                             1,207,062    1,060,788
                                                                              ---------    ---------
  CASH AND CASH EQUIVALENTS END OF PERIOD                                   $1,086,904      929,544
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


  NOTE 2: NON-PERFORMING ASSETS

                                           September 30,
                                     -------------------------
  (in thousands)                         1996           1995
  -----------------------------      -----------     ---------

  Non-accrual loans                  $    94,016       102,112

  Restructured loans                       7,052         7,782

  Other real estate owned                 28,026        31,691
                                      -----------     ---------
  Total non-performing assets         $  129,094       141,585
                                     ============    ==========

  NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                        Three Months Ended,      Nine Months Ended
                                           September 30,            September 30,

 (in thousands)                          1996       1995          1996       1995
 ---------------------------------     ---------  ---------     ---------  ---------


  Balance, beginning of period        $ 249,388    235,939       241,182    228,115
  Provision charged against income       21,966     21,368        69,797     63,878
  Recoveries                             15,635     15,209        47,473     42,115
  Loans charged off                     (34,182)   (33,568)     (105,645)   (95,160)
                                       ---------  ---------     ---------  ---------
  Balance, end of period              $ 252,807    238,948       252,807    238,948
                                       =========  =========     =========  =========

  At September 30, 1996, the total loans considered to be impaired under Statement No. 114 were $80.7 million with an average during the quarter of approximately $81.5 million. At September 30, 1995, the total loans considered impaired were $81.8 million with a quarterly average of approximately $81.4 million. At quarter-ends, the allowance for impaired loans was $17.6 million and $15.6 million, respectively. At September 30, 1996, the impaired allowance related to $37.7 million of the impaired loans, while the remaining $43.0 million of impaired loans did not require a specific allowance for loan losses according to Statement No.114.

  NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

  At September 30, 1996 and 1995, there were 60,562,970 and 63,274,924 common shares outstanding, respectively. At the same dates, there were 100,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.

                                             Three Months Ended                Nine Months Ended
                                                September 30,                     September 30,
                                        -----------------------------    -----------------------------
                                            1996            1995             1996             1995
                                        ------------     ------------    ------------     ------------

  Average common and common
  equivalent shares outstanding          61,141,016       63,586,615      62,171,467       63,445,753



  NOTE 5: MERGERS AND ACQUISITIONS

                                          Date of         Total Assets       Financial
  ($ in thousands)                      Acquisition         Acquired      Reporting Value
  ---------------------------------   ----------------    -----------     --------------


  Huttenlockers Kerns Norvell, Inc.   February 12, 1996     $  3,994              3,912
  West Suburban Financial Corp.       August 4, 1995              12                 --
  Underwriting Consultants, Inc.      February 1, 1995         1,255                  1
  New England Trust Company           January 1, 1995          1,576              1,092
  /TABLE

  Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Summary: The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three and nine months ended September 30, 1996, compared with the corresponding 1995 periods. The bracketed amounts represent decreases.



                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                   1996   vs  1995           1996   vs   1995
                                                 --------------------     ---------------------
  ($ in thousands)                                Change     Percent        Change     Percent
  -----------------------------                  --------   ---------     ----------  ---------
  Interest and fee income on loans             $  (23,424)      (6.4)%   $ (82,819)      (7.4)%
  Interest income on investments                   (7,524)      (9.8)      (25,303)     (10.5)
  Interest income on money market
     investments                                    1,068       62.2         3,608       94.3
                                                 ---------  ---------     ----------  ---------
     Total interest income                        (29,880)      (6.8)     (104,514)      (7.7)
                                                 ---------  ---------     ----------  ---------
  Interest expense on deposits                    (23,775)     (12.8)      (54,371)     (10.0)
  Interest expense on borrowed funds               (7,091)     (22.4)      (30,338)     (25.8)
                                                 ---------  ---------     ----------  ---------
     Total interest expense                       (30,866)     (14.2)      (84,709)     (12.8)
                                                 ---------  ---------     ----------  ---------
  Net interest income                                 986        0.4       (19,805)      (2.8)
  Provision for loan losses                           598        2.8         5,919        9.3
  Non-interest income                               6,833        7.4        43,803       17.9
  Non-interest expense                             34,638       17.9        19,760        3.2
                                                 ---------  ---------     ----------  ---------
     Income before income taxes                   (27,417)     (26.9)       (1,681)      (0.6)
     Income taxes                                 (11,726)     (33.1)       (3,907)      (4.3)
                                                 ---------  ---------     ----------  ---------
     Net income                                $  (15,691)     (23.5)%   $   2,226        1.3  %
                                                 =========  =========     ==========  =========

  See accompanying notes to consolidated financial statements.

  OVERVIEW

  Net income for the third quarter was $51.0 million, or $0.84 per share, compared with $66.7 million, or $1.05 per share, last year. For the year-to-date period, net income was $172.9 million, up 1.3 percent, and earnings per share were $2.78, up
  3.3 percent from 1995. Affecting net income for 1996 was a charge of $14.8 million (net of tax), or $0.24 per share, for First of America's portion of the FDIC's one-time charge to recapitalize the SAIF insurance fund. Excluding the SAIF assessment, earnings per share for the quarter and year to date periods would have been $1.08 and $3.02. A higher net interest margin, growing non-interest revenue, and stabilizing non-interest expense, excluding one-time charges, were the primary reasons for the stronger core results.

  At September 30, 1996, total assets were $22.2 billion, down
  5.3 percent from $23.4 billion a year ago, mainly as a result of the planned restructuring of the balance sheet. Higher priced deposits and selected loan portfolios with narrower net interest spreads were reduced and greater emphasis was placed on loans and deposits meeting specific target returns.

  The average consumer installment loan portfolio for the third quarter was down 20.7 percent from a year ago, and the average residential mortgage loan portfolio was down 9.8 percent, while average commercial loans and commercial mortgage loans were up, in aggregate, 5.9 percent. Time deposits excluding negotiated CDs declined 16.3 percent. Non-interest bearing deposits, however, were up 3.4 percent from last year. This shift in mix within loans and deposits positively affected the net interest margin.

  The return on average assets for the third quarter was 0.93 percent compared with 1.13 percent a year ago. Excluding the SAIF assessment, return on average assets would have been 1.20 percent for the quarter. Year-to-date, the return on average assets was 1.03 percent (1.12 percent excluding the SAIF assessment) compared with 0.95 percent. Return on average equity was 11.64 percent and 15.17 percent for the respective quarters and 12.91 percent and 13.62 percent for the year-to-date periods. Excluding the SAIF assessment, the return on equity for the quarter would have been 15.00 percent and year to date, 14.00 percent.

  CONSOLIDATED INCOME ANALYSIS

  Net interest income for the third quarter was up 0.4 percent from the 1995 third quarter. For the year-to-date period, it was down 2.8 percent. However, if 1995 net interest income was restated for the impact of the securitization of credit card receivables, 1996's net interest income would have been level with last year's as the higher net interest margin offset the lower level of earning assets.

  For both the quarter and year-to-date periods, the net interest margin showed improvement over 1995 as a result of the balance sheet restructuring and the pricing discipline exercised with new loans and deposits particularly in consumer indirect installment loans and residential mortgage loans.
  For the nine month periods, the net interest margin was 4.49 percent in 1996 and 4.27 percent in 1995. Table 1 provides detail on the average yields on earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

  Management currently expects the net interest margin to increase by approximately 3 to 5 basis points in the fourth quarter of 1996. At the same time, the impact of the balance sheet restructuring is expected to lessen so that earning assets in the fourth quarter should remain basically unchanged. Management also expects that gains on the sale of branches in the fourth quarter of 1996 will contribute about $0.20 - $0.25 to earnings per share. The preceding statements in this paragraph are forward-looking, and First of America's actual results may differ from those currently expected.
  Such differences could result from a variety of factors including changes in loan demand and the interest rate environment.

  The provision for loan losses was up 2.8 percent over 1995's third quarter, but decreased slightly from the second quarter of 1996 as a result of lower net charge-offs, improved credit quality of new loan originations and stronger collection efforts. As a percent of average loans, net charge-offs were
  0.48 percent for the quarter compared with 0.45 percent last year. Net charge-offs in consumer installment loans and the managed credit card portfolio appear to have stabilized. The provision expense for the 1996 third quarter covered net charge-offs by 118 percent. Charge-offs and recoveries by portfolio type are detailed in Table 3.

  Total non-interest revenue for the quarter was up 7.4 percent from a year ago and for the year-to-date period was up 17.9 percent largely due to strong growth in trust and financial services revenue. The 1996 total also included servicing fees from the credit card securitization and $4.4 million in branch sale gains during the first quarter. Service charges on deposit accounts were up 14.7 percent for the quarter, benefiting from the increase in non-interest bearing transaction accounts.

  Trust and financial services revenue grew 15.4 percent for the quarter and 21.8 percent for the year-to-date period over last year. Traditional trust fees, totalling $52.7 million year-to-date, were up 7.2 percent as assets under management increased 26.3 percent. At quarter-end, total assets under management were $19.4 billion compared with $15.4 billion a year ago. Other financial services revenue, generated by cash management, investment management, brokerage and insurance services, was $31.8 million for the nine month period compared with $19.5 million a year ago, benefiting from the sales and services strategies implemented in partnership with the branch employees. Mutual funds sales revenue for the year-to-date period was $5.8 million versus $3.2 million last year, and annuities sales revenue was $4.8 million versus $3.8 million. Insurance revenue for the same periods was $3.6 million and $1.2 million, respectively, reflecting the Registrant's continuing commitment to this product line.

  Mortgage banking revenue decreased 18.2 percent for the quarter due to lower servicing income and reduced loan sale gains. Contributing to the lower servicing revenue was a decrease in the total servicing portfolio to $7.4 billion from $7.8 billion a year ago. For the year-to-date period comparison, excluding the $4.1 million gain from the sale of servicing rights in 1995, mortgage banking revenue would have increased slightly. Bank card fee revenue decreased 6.7 percent for the quarter as a result of higher charge-offs, which reduced securitization servicing revenue. For the year-to-date periods, when adjusted for the 1995 credit card securitization, bank card fee revenue decreased 8.7 percent, as a result of lower interchange revenue.

  Total non-interest expense increased 17.9 percent for the quarter and 3.2 percent for the year-to-date period. If one time charges are excluded from both periods ($23.3 million FDIC assessment and $3.6 million in severance costs for 1996 and $12.6 million of restructuring costs in 1995) non-interest expense would have been up by only 0.9 percent for 1996 compared with 1995. Excluding the one-time SAIF assessment, compared with the second quarter of 1996, non-interest expense for the third quarter was down $2.6 million.

  Total personnel costs, excluding one-time severance charges, increased 9.0 percent for the quarter and 5.5 percent for the year-to-date period. Personnel cost for the third quarter increased 11.1 percent from the linked 1996 quarter due to the $2.2 million in severance charges noted above and to seasonal staffing requirements.

  Excluding the SAIF assessment, the burden ratio was 1.92 percent versus 1.72 percent for the comparative quarter and
  1.94 percent versus 2.07 percent for the nine month periods. On the same basis and for the same periods, the efficiency ratio was 62.19 percent compared with 60.29 percent and 62.65 percent compared with 64.64 percent for the nine months ended September 30.

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

  For the 1996 year-to-date period, Community Banking accounted for 73.1 percent of the consolidated net income, Bank Card
  12.8 percent, Mortgage Banking 11.9 percent and Trust and Financial Services 10.1 percent. Branch sale gains accounted for 1.5 percent and the SAIF assessment and other one-time charges negatively impacted net income by 9.4 percent. Table 1 presents summarized income statements for the third quarter of 1996 and selected quarterly information for the past six quarters for the business lines.

  Community Banking -- Community Banking includes deposit management and commercial, home equity and installment lending, as well as other general and international banking services. This business line reported net income of $47.9 million for the third quarter of 1996, compared with $40.8 million for the second quarter of 1996 and $44.8 million for the third quarter of 1995. Return on equity was 13.72 percent compared with 12.96 percent in 1995.

  Community Banking's fee revenue for the quarter was up 17.5 percent to $42.8 million, reflecting the updating of fee structures, and non-interest expense increased 3.7 percent. Net interest income (FTE) decreased 0.2 percent as improvements in loan and deposit spreads largely offset the lower volume of earning assets. The business line's provision for loan losses was decreased to $7.8 million from $10.5 million a year ago, as a result of lower levels of net charge-offs in the installment loan portfolio.

  Bank Card -- The Bank Card line of business is responsible for managing and servicing First of America's $1.4 billion managed portfolio of credit card and other revolving loans, as well as the merchant services operation. Bank Card's net income for the third quarter was down approximately $2.0 million from a year ago, primarily the result of higher credit losses in the managed portfolio. The flow of fee revenue from the securitization was reduced by the net charge-offs occurring in the securitized portfolio. Net charge-offs in the managed portfolio were $13.2 million compared with $10.3 million a year ago.

  Due to the net income decrease, Bank Card's return on equity for the third quarter was 24.12 percent compared with 33.39 percent last year, and the efficiency ratio was 39.00 percent versus 38.92 percent.

  Mortgage Banking -- Mortgage Banking originates all residential mortgages across First of America's four core states and in separate origination offices in Arizona and North Carolina. Also, the business line services a $7.3 billion mortgage loan portfolio for both First of America affiliates and external investors. The interest income and related funds transfer charge of First of America's portfolio are included in Mortgage Banking's results.

  Mortgage Banking's net income for the quarter was $6.9 million basically level with the $7.0 million reported a year ago.
  Net interest income was up 10.3 percent to $15.3 million due to lower funding costs. Even though more mortgage originators were compensated on a commission basis, this business line's non-interest expense was down 4.2 percent from a year ago due to efficiencies implemented during the company's 1995 restructuring.

  Trust and Financial Services -- This business line provides traditional trust services, as well as investment management, cash management, brokerage and insurance services. Trust and Financial Services' net income for the quarter grew 11.6 percent to $6.0 million, primarily from increased customer investment activity and the higher market value of the managed assets upon which fees are assessed. At quarter-end, total managed assets were $19.4 billion compared with $15.4 billion a year ago.

  As a result, Trust and Financial Services' non-interest revenue for the quarter was up 7.4 percent over a year ago, and its return on equity was 54.36 percent compared with 55.29 percent. The business line's efficiency ratio increased to
  68.96 percent from 65.90 percent. Revenue growth in 1996 has largely been in lower profit margin products such as brokerage services and mutual fund sales while the increase in non-interest expense was primarily due to higher incentive compensation and the costs added by insurance agency acquisitions.


  TABLE 1

                       LINE OF BUSINESS FINANCIAL PERFORMANCE


  For quarter ended September 30, 1996                                                  Trust &
                                               Community       Bank        Mortgage     Financial   Consolidated
  INCOME STATEMENT                              Banking        Card        Banking      Services       Results
                                               ---------     ---------    ---------     ---------     ---------
                                                                - - -  ($ in thousands) - - -
  Net interest income (FTE)                 $    193,416        20,032       15,268         1,241        229,957
  Provision for loan losses                        7,831        14,075           60            --         21,966
  Non-interest income                             42,815        19,496        7,688        29,030         99,029
  Non-interest expense                           153,928        15,414       12,198        20,876        202,416
  Income tax expense (FTE)                        26,608         3,587        3,822         3,356         37,373
                                                ---------     ---------    ---------     ---------      ---------
  Income before one-time gains
     and charges                           $      47,864         6,452        6,876         6,039         67,231
                                                                                                        ---------

  SAIF assessment (net of tax)                                                                           (14,787)
  Severance charges (net of tax)                                                                          (1,421)
                                                                                                        ---------
     Net income                                                                                           51,023
                                                                                                        =========

  Contribution to consolidated results              71.2 %         9.6         10.2           9.0          100.0



                                                               1996                                       1995
                                               --------------------------------------   ---------------------------------------
                                               3rd Qtr.       2nd Qtr.      1st Qtr.    4th Qtr.      3rd Qtr.       2nd Qtr.
  QUARTER RESULTS                              Sept. 30       June 30       Mar. 31     Dec. 31       Sept. 30       June 30
                                               ---------     ---------    -----------   ---------     ---------     ----------
  COMMUNITY BANKING
     Net income                               $   47,864        40,826         37,699        40,208       44,847        40,546
     Return on equity                              13.72 %       11.59          10.31         11.31        12.96         12.27
     Efficiency ratio                              65.16         66.47          68.43         65.88        64.49         67.62

  BANK CARD
     Net income                               $    6,452         7,922          7,700         6,227        8,477         7,855
     Return on equity                              24.12 %       29.87          28.05         23.54        33.39         32.56
     Efficiency ratio                              39.00         40.73          38.87         39.59        38.92         37.00

  MORTGAGE BANKING
     Net income                               $    6,876         7,359          6,378         5,877        7,051         7,218
     Return on equity                              13.34 %       14.11          11.52          9.95        12.03         12.96
     Efficiency ratio                              53.14         51.63          56.13         58.48        53.36         55.46

  TRUST & FINANCIAL SERVICES
     Net income                               $    6,039         6,164          5,228         5,368        5,410         4,560
     Return on equity                              54.36 %       56.22          46.64         53.20        55.29         49.04
     Efficiency ratio                              68.96         67.96          70.72         67.40        65.90         69.79
  /TABLE

  ASSET QUALITY AND CREDIT RISK PROFILE

  First of America's loan portfolio has no significant concentrations of credit to any specific borrower or within any geographic region, thereby reducing credit risk exposure. Also reducing credit risk are First of America's conservative lending policies and loan review process. At September 30, 1996, the loan portfolio was comprised of residential mortgages (31.4 percent), consumer loans (25.5 percent), commercial mortgages (25.4 percent) and commercial loans (17.7 percent).

  The allowance for loan losses was 1.65 percent of total loans compared with 1.46 percent a year ago. The allowance coverage of non-performing loans was 250.13 percent compared with
  217.43 percent a year ago. Non-performing loans and loans 90 days past due are detailed by portfolio in Table 4.

  First of America's asset quality continues to improve. The asset quality in the commercial loan and residential mortgage portfolios, almost three-quarters of total loans, remained excellent. Over the last two years, these portfolios have experienced minimal net charge-offs.

  Across the banking industry there has been a deterioration of consumer loan quality, and since mid-1995, First of America also experienced a rise in both delinquencies and net losses in the installment loan and credit card portfolios from the favorable levels previously experienced.

  To reverse this trend, First of America has intensified its collection efforts and tightened credit controls. After their increase in 1995, the consumer installment loan portfolio's net charge-offs appear to have leveled off. The consumer installment net charge-offs to average loans for the third quarter was 1.05 percent compared with 0.86 percent for the second quarter of 1996 and 1.22 percent for the first quarter. For the managed credit card portfolio, the net charge-offs to average loans ratio also improved to 4.21 percent from 4.35 percent in the second quarter. This ratio was 4.07 percent in the first quarter.

  FUNDING, LIQUIDITY AND INTEREST RATE RISK

  First of America continues to monitor interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

  Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. First of America relies primarily upon core deposits for its liquidity. At September 30, 1996, core deposits equalled 95.6 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and limits its level of purchased funds through corporate policy to less than 10 percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents.

  First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. An interest rate risk analysis is completed monthly for each banking affiliate using an asset/liability model which incorporates individual affiliate forecasts. A consolidated analysis is then developed by combining affiliate and corporate data.

  The difference between rate sensitive assets and liabilities, including the impact of off-balance sheet interest rate swaps, is presented in Table 7. The GAP reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. The most recent simulation models, using various interest rate shock scenarios, show that less than 4.0 percent of First of America's annual net income is at risk if interest rates were to move up or down an immediate one percent. Management has determined that these simulation models provide a more accurate measurement of the company's interest rate risk position than the GAP tables.



  TABLE 2
  INTEREST RATE SWAPS

  ($ in thousands)                                                                                    Net Interest Income
                                                                                                        Impact for the
                                                        Weighted        Average          Average       Nine Months Ended
                             Notional  Fair Market      Average      Rate Received      Rate Paid        September 30,
  Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed    1996         1995
  ------------------------  ---------  ------------  -------------- ---------------  --------------- ---------------------
  Rising Rate CDs                  --            --              --        --              --               --      (1,158)
  Market Rate CDs *                --            --              --        --              --               (3)       (739)
  FHLB Advance                     --            --              --        --              --               --          25
  FirstRate Fund deposits          --            --              --  5.50%/variable    6.03/fixed           (8)         (3)
  Bank notes                   30,000          (119)           10.4  5.72%/variable    5.64/fixed           (1)         33
  Long term debt               50,000          (551)           16.4   5.60%/fixed     5.62/variable        (21)       (738)
  ------------------------   ---------  ------------  -----------------------------  ---------------  ---------------------
       Total                 $ 80,000          (670)           14.2                                        (33)    $(2,580)
  ========================= ========== =============  ==============                                  =====================
  * This represents a basis swap.

  To manage interest rate sensitivity First of America and its subsidiaries have entered into interest rate swaps as a hedge against certain debt. The contracts represent an exchange of interest payments, and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current earnings.

  Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. Table 2 outlines First of America's outstanding interest rate swaps at September 30, 1996.

  First of America had outstanding interest rate swaps with a notional value of $80.0 million which included $50 million as a hedge against parent company debt and $30 million as a hedge against subsidiary bank debt. The outstanding swaps had a negative market value of $670 thousand. At September 30, 1995, outstanding swaps totalled $119 million in notional amounts with a positive market value of $827 thousand.

  At times First of America also utilizes interest rate caps to manage its interest rate risk. Interest rate caps are agreements to make/receive payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. At September 30, 1996, First of America had no outstanding interest rate caps compared with $125 million in interest rate cap agreements at September 30, 1995.

  At September 30, 1996, First of America had no securities classified as held to maturity. At September 30, 1995, securities held to maturity totalled $2.9 billion, with a net unrealized loss of $15.6 million. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity
  Securities," securities   available for sale are carried at
  market value which totalled $4.5 billion at September 30, 1996. Amortized book value was also $4.5 billion. The $14.9 million net unrealized loss in securities available for sale resulted in a corresponding, after-tax negative market value adjustment to equity of $9.7 million. At December 31, 1995, the market value adjustments to securities and equity from the securities available for sale portfolio were $40.0 million and $25.9 million, respectively.

  CAPITAL STRENGTH

  First of America began its share repurchase program during March 1996, continuing its capital management strategy. By September 30, 1996, 2,850,000 shares of First of America Common Stock were repurchased at a total cost of $130.8 million. The repurchase of a remaining 780 thousand shares is currently authorized.

  Total shareholders' equity at September 30, 1996, remained level with a year ago at $1.7 billion. The share repurchase program and the negative change in the market value adjustment to equity for available for sale securities since September 30, 1995, offset the impact of net earnings retention. Since year-end 1995, the change in the adjustment in the market value of such securities reduced total equity by $35.6 million. Book value per share rose to $28.99 from the $27.89 reported a year ago.

  First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at September 30, 1996 was 12.92 percent, the tier I ratio was 9.52 percent and the tier I leverage ratio was
  7.01  percent.

  UPDATE

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


  TABLE 3
                                    CONSOLIDATED YIELD ANALYSIS (a)

                                                     1996                           1995
                                         ----------------------------   -----------------------------
                                         3rd Qtr.   2nd Qtr.  1st Qtr.  4th Qtr.   3rd Qtr.  2nd Qtr.
                                         Sept. 30   June 30   Mar. 31   Dec. 31    Sept. 30  June 30
                                         --------  --------  --------   --------   --------  --------
  Average Prime Rate (b)                    8.3 %      8.3       8.3        8.7       8.8        9.0

  EARNING ASSETS
  Money Market Investments                 5.83 %     5.75      7.30       4.46      6.74       5.96

  U.S. Government and agencies             6.18       6.13      6.12       5.89      5.89       5.90
  securities
  State and municipal securities           8.22       8.32      8.35       8.32      8.55       8.94
  Other securities                         6.32       6.24      6.28       6.16      6.36       6.33
                                        ---------  --------  ---------  --------  --------   --------
     Total securities                      6.38       6.28      6.18       6.06      6.07       6.06
                                        ---------  --------  ---------  --------  --------   --------
  Consumer installment loans               8.76       8.85      8.46       8.45      8.41       8.25
  Comsumer revolving loans                14.16      13.96     14.38      14.40     14.43      14.67
  Commercial loans                         8.66       8.69      8.87       9.16      9.17       9.33
  Commercial real estate loans             9.12       9.16      9.18       9.35      9.30       9.40
  Residential real estate loans            7.97       7.97      7.96       7.96      7.95       7.95
                                        ---------  --------  ---------  --------  --------   --------
     Total loans                           8.89       8.85      8.90       8.96      8.92       9.06
                                        ---------  --------  ---------  --------  --------   --------
  Total earning assets                     8.31 %     8.23      8.24       8.24      8.24       8.32
                                        =========  ========  =========  ========  ========   ========

  INTEREST-BEARING LIABILITIES
  Time deposits:
     CD's - less than 12 months            5.10 %     4.98      5.12       5.34      5.45       5.19
     CD's - 12 months or more              5.73       5.75      5.75       5.76      5.68       5.55
     CD's - $100,000 or more               5.31       5.27      5.50       5.73      5.80       6.10
     Other time deposits                   5.65       5.58      5.59       5.70      5.67       5.71

  Other core deposits:
     Savings deposits and NOW              1.61       1.70      1.72       1.73      1.74       1.71
     Money market savings and checking     3.74       3.68      3.71       3.80      3.91       3.98
                                        ---------  --------  ---------  --------  --------   --------
        Total deposits                     4.17       4.15      4.23       4.35      4.40       4.35
                                        ---------  --------  ---------  --------  --------   --------
  Short term borrowings                    5.45       5.46      5.66       6.09      6.38       6.09
  Long term debt                           7.94       7.83      7.83       7.80      7.36       7.53
                                        ---------  --------  ---------  --------  --------   --------
     Total borrowed funds                  6.11       6.02      6.15       6.56      6.72       6.44
                                        ---------  --------  ---------  --------  --------   --------
  Total interest-bearing liabilities       4.35 %     4.36      4.46       4.57      4.64       4.65
                                        =========  ========  =========  ========  ========   ========

  NET INTEREST MARGIN
  Interest income to average earning       8.31 %     8.23      8.24       8.24      8.24       8.32
    assets
  Interest expense to average earning      3.72       3.74      3.84       3.92      4.01       4.06
    assets
  Net interest margin                      4.59       4.49      4.40       4.32      4.23       4.26

  (a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
  (b)  The First National Bank of Chicago Corporate Base Rate.
  /TABLE

  TABLE 4
                                             ANALYSIS OF NET INTEREST INCOME

                                                    Third Quarter 1996 Versus           Third Quarter 1996 Versus
  ($ in thousands)                                     Third Quarter 1995                  Second Quarter 1996
  ------------------------------                --------------------------------     --------------------------------
  CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
  INCREASE (DECREASE):                            Change     Volume       Rate        Change      Volume       Rate
                                                 -------     -------    -------      -------     -------      -------
  INTEREST INCOME
              Loans (FTE)                      $  (23,424)   (21,993)     (1,431)     (2,183)      (4,424)      2,241
              Taxable securities                   (8,721)   (11,746)      3,025      (3,975)      (4,791)        816
              Tax exempt securities (FTE)           1,197      1,463        (266)     (1,132          835      (1,967)
              Money market investments              1,068      1,293        (225)        (75)        (144)         69
                                                   -------    -------     -------     -------      -------     -------
  Total Interest Income                           (29,880)   (30,983)     (1,103)     (7,365)      (8,524)      1,159
                                                   -------    -------     -------     -------      -------     -------

  INTEREST EXPENSE
              Interest-bearing deposits           (23,775)   (13,715)    (10,060)      1,502)        (896)      2,398
              Short term borrowings                (3,491)      (823)     (2,668)     (4,311)      (4,515)        204
              Long term borrowings                 (3,600)    (4,376)        776        (692)        (826)        134
                                                   -------    -------     -------     -------      -------     -------
  Total Interest Expense                          (30,866)   (18,915)    (11,951)     (3,051)      (6,238)      2,737
                                                   -------    -------     -------     -------      -------     -------
  Change in net interest income (FTE)          $      986    (12,068)     13,054      (3,864)      (2,286)     (1,578)
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
  /TABLE

  TABLE 5                             SUMMARY OF LOAN LOSS EXPERIENCE

  ($ in thousands)                                    1996                               1995
  -----------------------------         -------------------------------   --------------------------------
                                        3rd Qtr.    2nd Qtr.  1st Qtr.     4th Qtr.  3rd Qtr.     2nd Qtr.
                                        Sept. 30    June  30  Mar. 31      Dec. 31   Sept. 30    June  30
  ALLOWANCE FOR LOAN LOSSES             ---------  ---------  ---------   ---------  ---------   ---------
  Balance, at beginning of period     $  249,388    245,207    241,182     238,948    235,939     230,524
  Provision charged against income        21,966     23,230     24,601      27,610     21,368      22,000

  Recoveries:
     Consumer installment                 10,954     10,839     12,508      10,604     10,510      10,043
     Consumer revolving                    2,043      2,084      1,820       1,745      1,853       2,183
     Commercial                            1,411      1,632      1,012         831      1,925       1,375
     Commercial mortgage                   1,194        789      1,060       1,583        911         456
     Residential mortgage                     33         51         43          60         10          19
                                        ---------   --------   ---------  ---------   ---------   ---------
         Total recoveries                 15,635     15,395     16,443      14,823     15,209      14,076
                                        ---------   --------   ---------  ---------   ---------   ---------
  Charge-offs:
     Consumer installment                 19,149     17,781     22,785      23,178     20,386      15,133
     Consumer revolving                   11,628     11,824     11,534      10,228     10,085      12,058
     Commercial                            1,531      2,868        988       2,919      1,792       1,177
     Commerical mortgage                   1,415      1,635      1,590       3,863      1,067       2,220
     Residential mortgage                    459        336        122          11        238          73
                                        ---------   --------   ---------  ---------  ----------  ---------
        Total charge-offs                 34,182     34,444     37,019      40,199     33,568      30,661
                                        ---------   --------   ---------  ---------  ----------  ---------
  Net charge-offs                         18,547     19,049     20,576      25,376     18,359      16,585
                                        ---------  ---------   ---------  ---------  ----------  ---------
  Balance, at end of period           $  252,807    249,388    245,207     241,182    238,948     235,939
                                        =========  =========   =========  =========  ==========  =========
  Average loans outstanding (net of
     unearned income)               $ 15,346,731  15,546,597 15,854,148  16,099,202 16,337,833  16,848,514
                                        =========  =========   =========  =========  ==========  =========

  NET CHARGE-OFFS BY PORTFOLIO
  AS % OF LOANS OUTSTANDING

  Consumer installment                      1.05 %    0.86      1.22        1.37       1.00        0.05
  Consumer revolving                        4.18      4.30      4.13        3.56       3.50        2.96
  Commercial                                0.02      0.19        --        0.33      (0.02)      (0.03)
  Commerical mortgage                       0.02      0.09      0.06        0.24       0.02        0.20
  Residential mortgage                      0.04      0.02      0.01          --       0.02          --

  MANAGED BANKCARD NET CHARGE-OFFS

  On balance sheet                  $      8,431     8,740     8,711       8,480      7,495       9,249
  Securitized                              4,739     4,811     4,313       4,241      2,789          --
                                       ----------  --------    --------   --------   ---------  ---------
     Total managed bankcard net
       charge-offs                        13,170    13,551    13,024      12,721     10,284       9,249
                                       ========== =========   =========  =========   =========  =========
  Net charge-offs as % of managed
   loans                                    4.21 %    4.35      4.07        3.92       3.21        2.94

  CHARGE-OFFS AND RECOVERIES RATIOS
  Net charge-offs to average loans (a)      0.48 %    0.49      0.52        0.63       0.45        0.39
  Earnings coverage of net charge-offs      5.21 x    6.20      5.60        5.09       6.73        6.57
  Recoveries to total charge-offs          45.74 %   44.70     44.42       36.87      45.31       45.91
  Provision to average loans (a)            0.57      0.60      0.62        0.68       0.52        0.52
  Allowance to total period end loans       1.65      1.61      1.56        1.50       1.46        1.43

  (a)  Annualized
  /TABLE

  TABLE 6
                                        MEASUREMENT OF ASSET QUALITY

  ($ in thousands)                                      1996                              1995
  -----------------------------           --------------------------------   --------------------------------
                                          3rd Qtr.    2nd Qtr.   1st Qtr.    4th Qtr.     3rd Qtr.   2nd Qtr.
                                          Sept. 30    June  30    Mar. 31     Dec. 31     Sept. 30  June  30
                                          ---------   ---------  ---------   ---------   ---------  ---------
  Non-accrual loans:
     Commercial                          $  37,739      36,454      30,636      28,943     26,231    21,880
     Commercial mortgage                    36,610      40,398      41,391      48,190     48,658    55,339
     Residential mortgage                   19,198      18,251      19,800      23,191     23,595    25,155
     Revolving mortgage                        469         602         615         606        622       426
     Consumer installment                       --          --          --       3,244      3,006     1,477
     Consumer revolving                         --          --          --          --         --        --
                                          ---------   ---------  ---------   ---------  ---------  ---------
        Total non-accrual loans          $  94,016      95,705      92,442     104,174    102,112   104,277
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Renegotiated loans:
     Commercial                          $   3,881       6,895       6,521      10,481       6643     3,306
     Commercial mortgage                     2,438       1,895         934         943        219       503
     Residential mortgage                      733         741         749         903        920       917
     Revolving mortgage                         --          --          --          --         --        --
     Consumer installment                       --          --          --          --         --        --
     Consumer revolving                         --          --          --          --         --        --
                                          ---------   ---------  ---------   ---------  ---------  ---------
        Total renegotiated loans         $   7,052       9,531       8,204      12,327      7,782     4,726
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Total non-performing loans             $ 101,068     105,236     100,646     116,501    109,894   109,003
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Other real estate owned                $  28,026      30,933      30,621      31,103      31691    33,376
                                          ---------   ---------  ---------   ---------  ---------  ---------
  Total non-performing assets            $ 129,094     136,169     131,267     147,604    141,585   142,379
                                          =========   =========  =========   =========  =========  =========
  Loans past due 90 days or more:
     Commercial                          $   2,960       1,479       1,387       1,406      1,589     1,360
     Commercial mortgage                     5,044       2,853       3,235       1,766      1,884     1,297
     Residential mortgage                    2,839       3,010       1,637       2,019      3,879     3,001
     Revolving mortgage                      1,534       1,411       1,123         940        610       390
     Consumer installment                   13,700      12,347      12,833      14,967     10,244     7,661
     Consumer revolving                      7,716       7,000       7,385       7,026      4,713     6,136
                                          ---------   ---------  ---------   ---------  ---------  ---------
        Total loans past due 90 days or
        more                             $  33,793      28,100      27,600      28,124     22,919    19,845
                                          =========   =========  =========   =========  =========  =========
  ASSET QUALITY RATIOS
  Non-performing assets as a % of
     total assets                             0.58 %      0.61        0.58        0.63       0.60      0.60
  Non-performing assets as a % of
     total loans + OREO                       0.84        0.88        0.83        0.92       0.87      0.86
  Allowance coverage of non-performing
     loans                                  250.13      236.98      243.63      207.02     217.43    216.45
  Allowance coverage of non-performing
     assets                                 195.83      183.15      186.80      163.40     168.76    165.71

  /TABLE

  TABLE 7
                                              INTEREST RATE SENSITIVITY
                                                  September 30, 1996

                                                        0 to         0 to          0 to         0 to          0 to
  ($ in millions)                                     30 Days       60 Days      90 Days      180 Days      365 Days
  -----------------------------                      ---------     ---------    ---------     ---------    ---------
  ASSETS
  Other earning assets                             $       199           199          199           199           199
  Investment securities (1)                                177           290          392           678         1,186
  Loans, net of unearned income (2)                      4,955         5,450        6,286         7,328         9,135
                                                      ---------     ---------    ---------     ---------     ---------
       Total rate sensitive assets (RSA)           $     5,331         5,940        6,877         8,206        10,520
                                                      =========     =========    =========     =========     =========
  LIABILITIES (3)
  Money market type deposits                       $     4,041         4,041        4,041         4,041         4,041
  Other core savings and time deposits                   1,038         1,918        2,806         4,129         5,385
  Negotiated deposits                                      377           497          597           691           742
  Borrowings                                               949         1,151        1,277         1,531         1,587
  Interest rate swap agreements                             --            50           50            50            25
                                                      ---------     ---------    ---------     ---------     ---------
       Total rate sensitive liabilities (RSL)      $     6,405         7,657        8,770        10,442        11,780
                                                      =========     =========    =========     =========     =========
  GAP (RSA - RSL)                                  $    (1,074)       (1,717)      (1,894)       (2,236)       (1,260)
                                                      =========     =========    =========     =========     =========
  RSA divided by RSL                                     83.23 %       77.57        78.41         78.59         89.30
  GAP divided by total assets                            (4.85)        (7.75)       (8.54)       (10.08)        (5.68)

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

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Registrant during the three months ended
                 September 30, 1996.

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange
       Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           FIRST OF AMERICA BANK CORPORATION
                                      REGISTRANT





  Date:  November 12, 1996  /s/  Thomas W. Lambert
                                 Thomas W. Lambert
                                 Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting
                                 Officer)



                                EXHIBIT INDEX

  (27)  Financial Data Schedule