Form 10-K
period 1996-12-31
FIRST OF AMERICA BANK CORP /MI/
filed 1997-02-26
CIK 36703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996        Commission File Number
                                 1-10534
                       FIRST OF AMERICA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                        Michigan                                                 38-1971791
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR                (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      ORGANIZATION)
       211 South Rose Street, Kalamazoo, Michigan                                  49007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X        No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, $3,355,317,342 on January 31, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         CLASS                                        OUTSTANDING AT JANUARY 31, 1997
                         -----                                        -------------------------------
              Common Stock, $10 Par Value                                        59,863,058

                      DOCUMENTS INCORPORATED BY REFERENCE

      INFORMATION FROM THE FOLLOWING DOCUMENT HAS BEEN
         INCORPORATED INTO THIS REPORT BY REFERENCE                          PARTS OF THIS REPORT INTO
           TO THE EXTENT INDICATED IN THOSE PARTS                                WHICH INCORPORATED
      ------------------------------------------------                       -------------------------
Proxy Statement for the Annual Meeting of Shareholders to be
held on April 16, 1997                                                                  III

                                     PART I

ITEM 1.  BUSINESS OF FIRST OF AMERICA BANK CORPORATION

GENERAL

    First of America Bank Corporation (herein after referred to as First of America or the Registrant) is a multi-bank holding company headquartered in Kalamazoo, Michigan. The Registrant was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising four affiliate financial institutions which operate general, commercial banking businesses from 604 banking offices and facilities located in Michigan, Florida, Illinois and Indiana. The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, insurance, securities brokerage and investment advisory services. At December 31, 1996, the Registrant had assets of $22.1 billion, deposits of $17.6 billion and shareholders' equity of $1.8 billion.

    The Registrant has responsibility for the overall conduct, direction and performance of its affiliates. The Registrant establishes direction and policies for the entire organization and monitors compliance with these policies. The Registrant also provides capital funds to affiliates as required and assists affiliates in asset and liability management, marketing, planning, accounting, tax, internal audit, loan review, and human resource management for its 12,148 full time equivalent employees. The operational responsibilities of each affiliate rest with its officers and directors. The Registrant derives its income principally from dividends upstreamed from its subsidiaries.

SUBSIDIARY BANKS

    As of December 31, 1996, the Registrant had two wholly owned subsidiaries, First of America Bank-Michigan, N.A. and First of America Bank-Illinois, N.A. which met the conditions for "significant subsidiary." First of America Bank-Michigan, N.A., is a general commercial bank based in Grand Rapids, Michigan, and at December 31, 1996, had $12.7 billion in assets and $10.5 billion in deposits. First of America Bank-Illinois, N.A., is a general commercial bank based in Bannockburn, Illinois, and at December 31, 1996, had $6.5 billion in assets and $5.3 billion in deposits. Similar to all of the Registrant's banking and thrift subsidiaries, these subsidiaries offer a broad range of lending, depository and related financial services to individual, commercial, industrial, financial, and governmental customers, including demand, savings and time deposits, secured and unsecured loans, lease financing, letters of credit, money transfers, corporate and personal trust services, cash management, and other financial services.

    No material part of the business of the Registrant and its subsidiaries is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Registrant.

NON-BANKING SUBSIDIARIES

    First of America Loan Services, Inc. is a wholly owned subsidiary of First of America Bank -- Michigan, N.A.. First of America Loan Services, Inc. engages in the servicing of both commercial and residential real estate loans for institutional investors and certain affiliates of the Registrant and secondary market sales.

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

    First of America Insurance Group -- Michigan, Inc. is a wholly owned subsidiary of First of America Bank -- Michigan, N.A. and First of America Insurance Group -- Illinois, Inc. is a wholly owned subsidiary of First of America Bank -- Illinois, N.A. These affiliates provide personal, commercial and group insurance and employee benefit products.

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

    Technological changes have resulted in computer and communication applications intended to meet the needs of First of America's business and consumer customers in a convenient, efficient and reliable manner. Affiliate banks of the Registrant have 721 automated teller machines (ATM's) located on bank premises to handle banking transactions 24 hours per day and on off-premise sites located in high volume retail and service locations.

SUPERVISION AND REGULATION

    The Registrant and its subsidiary banks and savings association are subject to supervision, regulation and periodic examination by various federal and state banking regulatory agencies, including, primarily, the Board of Governors of the Federal Reserve Board (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of Thrift Supervision (the "OTS") and the Indiana Department of Financial Institutions.

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

    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), commencing on September 29, 1995, bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (thereby create interstate branches) commencing June 1, 1997. States are permitted to "opt out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt in" early (i.e., prior to June 1, 1997) to the interstate branching provisions. The States of Illinois, Indiana and Michigan have each adopted legislation to opt in to the Interstate Act's provisions. The Indiana and Michigan laws are currently effective and each is conditioned on the existence of reciprocal legislation in the state of the bank wishing to establish or acquire a branch in Indiana or Michigan. The Illinois legislation takes effect on June 1, 1997.

    SAVINGS AND LOAN HOLDING COMPANIES. Its acquisition and ownership of thrift institutions subjects First of America to regulation as a savings and loan holding company by the OTS. A savings and loan holding company that is also a bank holding company may engage only in activities permissible for a bank holding company, and may, in certain circumstances, be required to obtain approval from the OTS, as well as the FRB, before acquiring new subsidiaries or commencing new business activities. Further, a savings and loan holding company's acquisitions of savings associations and other savings and loan holding companies are subject to prior approval by the OTS comparable to the extent to which bank holding company acquisitions of banks and other bank holding companies are subject to the prior approval of the FRB.

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

    BANKS. First of America's affiliate banks are subject to regulation, supervision and periodic examination by the bank regulatory agency of the state under the laws of which the affiliate bank is chartered or, in the case of national banks, the OCC. Additionally, its two affiliate national banks are members of the Federal Reserve System, and as such are subject to applicable provisions of the Federal Reserve Act and regulations thereunder. These regulations relate to reserves and other aspects of banking operations. First of America's one affiliate state bank that is not a member of the Federal Reserve System is subject to federal regulation, supervision and examination by the FDIC. Applicable federal and state law govern, among other things, the scope of First of America's affiliate banks' businesses, maintenance of adequate capital, investments and loans they may make, transactions with affiliates (such as the Registrant), their ability to pay dividends and activities with respect to mergers and establishing branches.

    SAVINGS ASSOCIATIONS. First of America Bank -- Florida, F.S.B. is a federally chartered savings association subject to regulation, supervision and regular examination by the OTS. Federal law governs, among other things, the scope of the savings association's business, required reserves against deposits, the investments and loans the savings association may make, and transactions with the savings association's affiliates. Deposits held by such savings associations are insured, to the extent permitted by law, by the FDIC.

    DEPOSIT INSURANCE ASSESSMENTS AND OTHER FEDERAL REGULATION. Deposits held by First of America's financial institutions are insured, to the extent permitted by law, by the Bank Insurance Fund ("BlF") and the Savings Association Insurance Fund (the "SAIF ') of the FDIC.

    A majority of the deposits of the Registrant's three commercial bank subsidiaries is insured by the BIF, with a portion of each of those banks' deposits insured by the SAIF. All of the deposits of the Registrant's one savings association subsidiary are insured by the SAIF. All of the Registrant's affiliate depository institutions are therefore subject to deposit insurance assessments. Pursuant to FDIClA, the FDIC is required to set deposit insurance rates at a level that will maintain the BIF and SAIF reserve ratio at a mandated level and has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). On September 30,1996, the federal Deposit Insurance Funds Act ("DIFA") was enacted. DIFA provided for a one-time special assessment by the FDIC on SAIF-assessable deposits, which raised the SAlFs reserve ratio to the designated level. This allowed the FDIC to effectively equalize the formerly disparate deposit insurance assessment ratios of the BIF and SAIF. As of January 1, 1996, the effective BIF and SAIF assessment rates range from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk. Going forward, both BIF insured banks and SAIF insured thrifts are also required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.

    FIRREA provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any insured bank or savings association subsidiary of a holding company may be required to reimburse the FDIC for any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with a default of any of such holding company's other insured subsidiary banks or savings associations or from assistance provided to such other subsidiaries in danger of default. This right of recovery by the FDIC generally is superior to any claim of the shareholders of the depository institution that is liable or any affiliate of such institution. The Federal Deposit Insurance Act also requires receivers of failed depository institutions to give priority to depositors over general creditors, subordinated creditors and shareholders when distributing assets of a failed bank. This depositor preference applies on a nationwide basis.

    NON-BANKING SUBSIDIARIES. First of America has non-banking subsidiaries that are broker-dealers, a securities underwriter and investment advisers, each registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. These subsidiaries are also subject to regulation under various state securities laws. Because they are affiliated with First of America's subsidiary banks, these subsidiaries are subject to certain limitations on their securities activities imposed by federal banking laws. First of America also has non-banking subsidiaries that are insurance agencies licensed and subject to regulation by state insurance regulatory agencies.

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

    CAPITAL ADEQUACY. Reference is made to Note 15 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" included later in this document for a discussion of capital adequacy matters.

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

             Name                Age                       Position and Office
---------------------------------------------------------------------------------------------------
Richard F. Chormann............  59    Chairman, President and Chief Executive Officer of the
                                       Registrant; previously President and Chief Operating Officer of the Registrant since 1985.
Donald J. Kenney...............  49    Executive Vice President of the Registrant since January
                                       1994; previously Senior Vice President -- Automation,
                                       Operations, Retail Credit and Mortgage since 1994; President and Chief Executive Officer of First of America's former
                                       subsidiary, Champion Federal Savings and Loan Association in
                                       Bloomington, Illinois during 1992 and 1993; Senior Vice
                                       President -- Automation and Operations since 1988.
Thomas W. Lambert..............  55    Executive Vice President and Chief Financial Officer of the
                                       Registrant
John B. Rapp...................  60    Executive Vice President of the Registrant.
David B. Wirt..................  57    Executive Vice President of the Registrant.
Lee J. Cieslak.................  57    Chairman and Chief Executive Officer, First of America Bank
                                       -- Florida, FSB since April 1994; previously President and
                                       Chief Executive Officer of the former First of America Bank
                                       -- Metro Southwest, N.A. since 1989.
William R. Cole................  58    Chairman and Chief Executive Officer, First of America Bank
                                       -- Michigan, N.A. since 1990 and the former First of America
                                       Bank -- West Michigan since 1991.
Robert K. Kinning..............  61    Chairman and Chief Executive Officer, First of America Bank
                                       -- Illinois, N.A. since October 1994; previously President and Chief Executive Officer of the former First of America
                                       Bank -- Central since 1986.
Malcolm C. Pownall.............  53    Chairman and Chief Executive Officer, First of America Bank
                                       -- Indiana since October 1994; previously President of First of America Bank -- Indiana since 1990.
Richard R. Spears..............  48    President and Chief Operating Officer, First of America Bank
                                       -- Michigan, N.A. since 1994; previously, President and
                                       Chief Executive Officer of the former First of America Bank
                                       -- Southeast Michigan, N.A. since 1991.
Richard V. Washburn............  57    Senior Vice President and Secretary of the Registrant since
                                       1996; previously Senior Vice President of the Registrant
                                       since 1990.
---------------------------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The Registrant is headquartered in Kalamazoo, Michigan.

    The Registrant's subsidiaries operate a total of 604 offices, a majority of which are owned by the respective banks with the remaining offices under lease agreements. Reference is made to Note 9 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" included later in this document for further information regarding the terms of these leases. All of these offices are considered by management to be well maintained and adequate for the purpose intended.

ITEM 3.  LEGAL PROCEEDINGS

    First of America and its subsidiaries are parties to routine litigation arising in the normal course of their respective business. In the opinion of management after consultation with counsel, liabilities arising from these proceedings, if any, are not expected to be material to First of America's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the three months ended December 31, 1996.

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

    Common stock dividends, payable in cash, were declared on a quarterly basis during 1996 and 1995. The dividends declared per common share totaled $1.82 during 1996 and $1.72 during 1995. Restrictions on the Registrant's ability to pay dividends are described in Note 11 in the paragraph beginning "The various loan agreements" and in Note 14 of the Registrant's "Notes to Consolidated Financial Statements" included under "Item 8. Financial Statements and Supplementary Data" included later in this document.

    On February 12, 1996, the Registrant issued 92,053 shares of its common stock, par value $10.00 per share, to shareholders of Huttenlochers Kerns Norvell, Inc. in connection with the Registrant's acquisition of that company pursuant to a statutory share exchange. The Registrant's common stock was issued in the transaction without registration under the Securities Act of 1933 in reliance on Regulation D and Rule 505 under the Securities Act.

    The number of record holders of the Registrant's common stock as of December 31, 1996 was 30,200.

ITEM 6.  SELECTED FINANCIAL DATA

    Reference is made to the following information included in "Item 7. Management's Discussion and Analysis -- Table II" under the caption "Selected Financial Data": the line items "Interest income" through earnings per share, "Cash dividends declared per common share," "Total assets" and "Long-term debt" for the years 1992 through 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following financial review discusses the performance of First of America, on a consolidated basis, for the three years ended December 31, 1996, and should be read in conjunction with the consolidated financial statements and notes thereto.

MERGERS AND ACQUISITIONS

    Table I below and Note 2 of the Notes to Consolidated Financial Statements, included later in this document, summarize First of America's business combinations for the past three years.

BUSINESS COMBINATIONS                                                    TABLE I
($ in thousands)
--------------------------------------------------------------------------------

               1996                                 1995                                  1994
--------------------------------------------------------------------------------------------------------------
                           Assets                               Assets                                Assets
       Affiliate          Acquired          Affiliate          Acquired          Affiliate           Acquired
--------------------------------------------------------------------------------------------------------------
Huttenlochers Kerns                  New England Trust                    Presidential Holding
  Norvell, Inc..........   $3,994      Company...............   $1,576      Corporation...........  $  256,352
                           ------
                                     Underwriting                         F & C Bancshares,
                                       Consultants, Inc. ....    1,255      Inc. .................     379,791
                                                                          First Park Ridge
                                                                            Corp. ................     327,391
                                     West Suburban Financial              LGF Bancorp, Inc........     412,336
                                       Corporation...........       12
                                                                ------
                                                                          Goldome Federal
                                                                            Branches(36)..........     376,858
                                                                                                    ----------
                           $3,994                               $2,843                              $1,752,728
--------------------------------------------------------------------------------------------------------------

    On February 12, 1996, First of America acquired Huttenlochers Kerns Norvell, Inc., an insurance agency located in southeast Michigan. This acquisition provides further opportunity to enhance this revenue source which increased $3.5 million for 1996 over 1995.

1996 HIGHLIGHTS

    Net income for 1996 was $256.9 million, up 8.5 percent compared with the $236.7 million earned in 1995, and earnings per share were $4.16 versus $3.73. The current year's results reflected the impact of the Federal Deposit Insurance Corporation's one-time assessment fee of $14.0 million (net of tax), or $0.22 per share, to recapitalize the Savings Association Insurance Fund, gains from branch sales of $17.0 million (net of tax), and one-time charges of $7.3 million (net of tax) associated with severance and various write-downs. For 1995, the results included restructuring charges of $8.6 million (net of tax) and gains from branch office sales of $10.6 million (net of tax).

    Return on average assets was 1.16 percent for 1996 compared with 1.00 percent for 1995 and 0.98 percent for 1994. Return on average equity was up for the year-over-year comparison, 14.39 percent compared with 13.89 percent. Return on average equity was 14.44 percent in 1994.

    Asset quality improved from the solid levels reported in 1995 and 1994. Nonperforming assets were 0.52 percent of total assets, lower than the 0.63 percent and 0.57 percent reported at year-end 1995 and 1994, respectively. Net charge-offs as a percent of average loans for 1996 was 0.53 percent, higher than the 0.47 percent and 0.39 percent, respectively, for 1995 and 1994. The increase in the ratio from 1995 to 1996 was primarily due to a decreasing loan portfolio, which resulted from a planned balance sheet restructuring; the increase from 1994 to 1995 was the result of the higher charge-offs experienced industry-wide in consumer loan portfolios. The allowance for loan losses as a percent of total loans did increase, however, to 1.68 percent at year-end 1996 compared with 1.50 percent at year-end 1995, as the provision for loan loss expense covered net charge-offs by 114 percent and total loans were $1.0 billion lower. The allowance as a percent of total loans was 1.36 percent at December 31, 1994.

    Total assets were $22.1 billion at December 31, 1996, decreasing 6.5 percent from the $23.6 billion reported at December 31, 1995, as a result of targeted balance sheet restructuring efforts. Higher priced deposits and selected loan portfolios with narrower net interest spreads were reduced and greater emphasis was placed on loans and deposits meeting specific targeted returns. Total assets were $24.6 billion at December 31, 1994. The 1994 to 1995 decrease can also be attributed to the restructuring of the balance sheet and to the June 1995 securitization of $500 million in credit card receivables. Total loans decreased
6.4 percent due to pricing strategies implemented to improve the profitability of the installment and residential mortgage portfolios. The commercial and commercial mortgage portfolios, however, experienced moderate growth during 1996, up 3.8 percent from 1995.

    Total shareholders' equity remained level with a year ago at $1.8 billion even with the 3.6 million shares repurchased in 1996. Book value per share increased to $29.83 at December 31, 1996 compared with $28.89 and $25.12 for year-ends 1995 and 1994. Discussion of an additional repurchase program is presented in the Capital Strength section later in this document. The total risk-based capital ratio of 13.19 percent at year-end 1996 was the highest reported by First of America since it began computing risk-based ratios in 1989. The regulatory requirement for this ratio is 8 percent.

    In August 1996, the Board of Directors increased the cash dividend per common share by 6.8 percent to $1.88 annually. This increase indicated the Board's continued confidence in First of America's profitability and represents the fourteenth year in a row that the dividend was increased. One indicator of the Registrant's continuing progress is that First of America's stock reached its highest closing price ever, $60.75, on November 29, 1996, and closed at $60.125 on December 31, 1996 up 35.5 percent from 1995.

    In November 1996, several organizational changes were announced, to be completed in 1997, which are designed to continue the Registrant's efforts towards a delivery system that revolves around customers' needs and is organized by business lines. The changes will further realign the company from a geographic focus; devote more resources to sales incentives and sales training; reduce costs for delivery of products and services; and improve prospects for increased profitability. The financial impact of these changes was partially recognized in the fourth quarter of 1996 as noted previously.

    An additional change announced in November is the Registrant's planned mid-1997 consolidation of its four affiliate banks into one operating unit as permitted under legislation which provides for full interstate banking at that time. This change will not take the company away from its community banking roots, but rather will serve to strengthen its commitment to those communities. For example, community and regional presidents will continue to be actively involved in the communities they serve, but they will also have business line responsibilities.

SELECTED FINANCIAL DATA                                                 TABLE II
($ in thousands, except per share data)

                                   5 Year                                Year Ended December 31,
                                 Compounded    ----------------------------------------------------------------------------
                                 Growth Rate      1996          1995         1994         1993         1992         1991
---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Interest income.................      1.6%     $ 1,663,554    1,796,524    1,600,877    1,510,966    1,596,127    1,537,861
Interest expense................     (0.7)         761,066      872,528      662,142      608,949      721,300      786,910
                                               -----------   ----------   ----------   ----------   ----------   ----------
Net interest income.............      3.7          902,488      923,996      938,735      902,017      874,827      750,951
Provision for loan losses.......      5.6           93,456       91,488       86,571       84,714       78,809       71,030
Total non-interest income.......     14.8          419,314      346,100      284,373      292,184      261,316      209,900
Total non-interest expense......      4.9          845,003      815,271      813,418      763,528      796,348      665,732
Applicable income tax expense...     14.4          126,457      126,629      102,616       98,574       91,506       64,625
Extraordinary item, net of
  tax...........................      n/a               --           --           --           --      (21,956)          --
---------------------------------------------------------------------------------------------------------------------------
Net income......................     10.0%     $   256,886      236,708      220,503      247,385      147,524      159,464
---------------------------------------------------------------------------------------------------------------------------
Net income applicable to common
  stock.........................     12.3%     $   256,886      236,708      220,503      241,232      135,015      144,028
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE OF COMMON
  STOCK
Primary.........................      9.1%     $      4.16         3.73         3.69         4.20         2.46         2.69
Fully diluted...................      9.1             4.16         3.73         3.69         4.14         2.46         2.69
Average common shares
  outstanding ("000")...........      2.9           61,755       63,501       59,812       57,417       54,842       53,536
Cash dividends declared per
  common share..................      8.0      $      1.82         1.72         1.64         1.55         1.34         1.24
Primary book value per common
  share.........................      7.7            29.83        28.89        25.12        25.60        22.12        20.58
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET SUMMARY
ASSETS:
Cash and due from banks.........      3.8%     $ 1,205,962    1,207,062    1,060,788      903,517      918,960    1,000,578
Federal funds sold, resale
  agreements and time
  deposits......................     (8.5)         163,400      269,737       55,271       74,909      175,030      254,333
Securities:
  Held to maturity..............      n/a               --           --    3,112,876    1,856,623    3,489,626    4,261,360
  Available for sale............      n/a        4,562,381    5,060,746    2,587,626    3,261,481           --           --
  Held for sale.................      n/a               --           --           --           --    1,137,420           --
Loans -- net of unearned
  income........................      2.6       15,056,006   16,076,942   16,834,858   14,394,155   13,756,017   13,228,027
Allowance for loan losses.......      7.7         (252,846)    (241,182)    (228,115)    (188,664)    (176,793)    (174,882)
Other assets....................      8.1        1,327,276    1,226,790    1,145,398      928,450      846,507      900,552
---------------------------------------------------------------------------------------------------------------------------
Total assets....................      2.5%     $22,062,179   23,600,095   24,568,702   21,230,471   20,146,767   19,469,968
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Deposits........................      0.2%     $17,619,296   19,342,467   20,200,266   18,243,703   18,035,553   17,483,232
Short term borrowings...........     45.5        1,837,990    1,649,965    1,882,739      994,578      338,023      282,225
Long term debt..................     14.9          521,124      490,315      681,236      254,193      254,051      260,398
Other liabilities...............     11.1          299,571      289,367      225,573      214,560      183,649      176,745
Total shareholders' equity......      7.1        1,784,198    1,827,981    1,578,888    1,523,437    1,335,491    1,267,368
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity....      2.5%     $22,062,179   23,600,095   24,568,702   21,230,471   20,146,767   19,469,968
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average total
  equity........................                     14.39%       13.89        14.44        17.50        11.38        13.07
Return on average assets........                      1.16         1.00         0.98         1.20         0.75         0.95
Net interest margin (a).........                      4.53         4.28         4.58         4.86         4.98         5.07
Total shareholders' equity to
  assets at year-end............                      8.09         7.75         6.43         7.18         6.63         6.51
---------------------------------------------------------------------------------------------------------------------------

(a) Fully taxable equivalent based on a marginal federal income tax rate of 35% for 1996, 1995, 1994 and 1993, and 34% for prior years.

INCOME ANALYSIS

    NET INTEREST INCOME. Net interest income on a fully taxable equivalent (FTE) basis was $920.0 million, down 2.1 percent from $940.0 million in 1995. The higher net interest margin for 1996, 4.53 percent versus 4.28 percent, more than offset a 7.5 percent decrease in average earning assets. First of America completed the securitization of $500 million in credit card receivables during mid-year 1995, shifting revenue from interest income to non-interest fee revenue. If 1995 net interest income was restated for the impact of the securitization, 1996's net interest income would have been level with last year's. For 1995 compared with 1994, net interest income FTE decreased 2.0 percent primarily due to the impact of the credit card securitization.

    Table III presents a summary of the changes in net interest income resulting from changes in volumes and rates for 1996 and 1995. Net interest income, average balance sheet amounts, and the corresponding yields and costs for the years 1992 through 1996 are shown in Table IV.

    Total interest income FTE declined 7.3 percent in 1996. As illustrated in Table III, the decrease resulted mainly from a lower volume of earning assets. On the other hand, interest expense was down 12.8 percent as a result of lower rates on interest-bearing liabilities and a $1.7 billion decrease in average interest bearing liabilities. The combination of these changes resulted in the
2.1 percent decrease in net interest income FTE.

VOLUME/RATE ANALYSIS                                                   TABLE III
($ in thousands)

                                        1996 Change From 1995 Due To          1995 Change From 1994 Due To
-----------------------------------------------------------------------------------------------------------
                                       Volume       Rate       Total          Volume      Rate      Total
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans (FTE).........................  $ (95,181)   (13,930)   (109,111)       119,442     77,146    196,588
Taxable securities..................    (43,999)    11,697     (32,302)       (12,571)    13,618      1,047
Tax exempt securities (FTE).........      5,999       (591)      5,408         (7,188)       750     (6,438)
Money market investments............      3,591        947       4,538          1,482      2,021      3,503
-----------------------------------------------------------------------------------------------------------
Total interest income (FTE).........  $(129,590)    (1,877)   (131,467)       101,165     93,535    194,700
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest bearing deposits...........  $ (55,743)   (23,423)    (79,166)        16,197    141,030    157,227
Short term borrowings...............    (11,837)    (8,859)    (20,696)        16,754     23,541     40,295
Long term debt......................    (13,408)     1,808     (11,600)         9,717      3,148     12,865
-----------------------------------------------------------------------------------------------------------
Total interest expense..............  $ (80,988)   (30,474)   (111,462)        42,668    167,719    210,387
-----------------------------------------------------------------------------------------------------------
Change in net interest income.......  $ (48,602)    28,597     (20,005)        58,497    (74,184)   (15,687)
-----------------------------------------------------------------------------------------------------------

* Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each. Non-taxable income has been adjusted to a fully taxable equivalent basis.

--------------------------------------------------------------------------------
AVERAGE BALANCES/NET INTEREST INCOME/AVERAGE RATES                  TABLE IV
($ in thousands)

Year Ended December 31,                         1996                                1995                           1994
---------------------------------------------------------------------------------------------------------------------------------
                                                            Average                             Average
                                                Interest     Rate                   Interest     Rate                   Interest
                                    Average      Income/    Earned/     Average      Income/    Earned/     Average      Income/
                                    Balance      Expense     Paid       Balance      Expense     Paid       Balance      Expense
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments........  $   168,182      10,390    6.18%    $   108,480       5,852    5.39%    $    72,736       2,349
Investment securities:
U.S. Treasury, federal agencies
 and other......................    4,387,256     271,843    6.20       5,103,380     304,145    5.96       5,319,354     303,098
State and municipal
 securities(1)..................      294,728      24,266    8.23         222,055      18,858    8.49         306,946      25,296
Total loans(1)(2)...............   15,463,335   1,374,598    8.89      16,532,752   1,483,709    8.97      15,172,618   1,287,121
                                  -----------   ---------             -----------   ---------             -----------   ---------
Total earnings assets/total
 interest income (1)............   20,313,501   1,681,097    8.28      21,966,667   1,812,564    8.25      20,871,654   1,617,864
                                  -----------   ---------             -----------   ---------             -----------   ---------
Less allowance for loan
 losses.........................      249,833                             234,933                             206,703
Cash and due from banks.........      932,239                             919,598                             892,959
Other assets....................    1,198,433                           1,100,940                             992,857
---------------------------------------------------------------------------------------------------------------------------------
Total...........................  $22,194,340                         $23,752,272                         $22,550,767
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts(3).....  $ 3,843,700      80,490    2.09%      3,444,077      59,342    1.72%    $ 3,948,604      59,476
Money market savings
 accounts(3)....................    3,898,886     142,811    3.66       4,254,533     166,906    3.92       3,551,445     110,220
Time deposits...................    7,739,404     422,694    5.46       9,105,938     498,913    5.48       8,849,576     398,239
                                  -----------   ---------             -----------   ---------             -----------   ---------
Total interest-bearing
 deposits.......................   15,481,990     645,995    4.17      16,804,548     725,161    4.32      16,349,625     567,935
Short term borrowings...........    1,443,047      79,988    5.54       1,647,634     100,684    6.11       1,325,584      60,389
Long term debt..................      445,329      35,083    7.87         616,357      46,683    7.57         485,494      33,818
                                  -----------   ---------             -----------   ---------             -----------   ---------
Total interest-bearing liabili-
 ties/total interest expense....   17,370,366     761,066    4.38      19,068,539     872,528    4.58      18,160,703     662,142
                                  -----------   ---------             -----------   ---------             -----------   ---------
Demand deposits.................    2,790,118                           2,710,566                           2,665,183
Other liabilities...............      248,448                             269,073                             197,330
Non-redeemable
 preferred/preference stock.....           --                                  --                                  --
Common shareholders' equity.....    1,785,408                           1,704,094                           1,527,551
---------------------------------------------------------------------------------------------------------------------------------
Total...........................  $22,194,340                         $23,752,272                         $22,550,767
---------------------------------------------------------------------------------------------------------------------------------
Interest income/earning
 assets.........................                             8.28%                               8.25%
Interest expense/earning
 assets.........................                             3.75                                3.97
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin/earning
 assets.........................                             4.53%                               4.28%
---------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,            1994                   1993                                1992
---------------------------------------------------------------------------------------------------------------------------------
                                  Average                             Average                             Average
                                   Rate                   Interest     Rate                   Interest     Rate
                                  Earned/     Average      Income/    Earned/     Average      Income/    Earned/
                                   Paid       Balance      Expense     Paid       Balance      Expense     Paid
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Money market investments........   3.23%    $    93,662       2,854    3.05%    $   233,757       9,090    3.89%
Investment securities:
U.S. Treasury, federal agencies
 and other......................   5.70       4,537,814     262,871    5.79       3,898,195     274,048    7.03
State and municipal
 securities(1)..................   8.24         530,407      42,605    8.03         493,785      46,369    9.39
Total loans(1)(2)...............   8.48      13,875,584   1,225,736    8.83      13,435,991   1,291,724    9.61
                                            -----------   ---------             -----------   ---------
Total earnings assets/total
 interest income (1)............   7.75      19,037,467   1,534,066    8.06      18,061,728   1,621,231    8.98
                                            -----------   ---------             -----------   ---------
Less allowance for loan
 losses.........................                182,594                             176,595
Cash and due from banks.........                839,506                             818,279
Other assets....................                850,783                             870,879
---------------------------------------------------------------------------------------------------------------------------------
Total...........................            $20,545,162                         $19,574,291
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts(3).....   1.51%    $ 3,980,815      82,664    2.08%    $ 2,820,091      86,568    3.07%
Money market savings
 accounts(3)....................   3.10       3,009,796      78,738    2.62       3,972,004     128,820    3.24
Time deposits...................   4.50       8,638,044     409,097    4.74       8,520,485     476,215    5.59
                                            -----------   ---------             -----------   ---------
Total interest-bearing
 deposits.......................   3.47      15,628,655     570,499    3.65      15,312,580     691,603    4.52
Short term borrowings...........   4.56         575,074      18,546    3.22         216,352       8,104    3.75
Long term debt..................   6.97         272,297      19,904    7.31         248,032      21,593    8.71
                                            -----------   ---------             -----------   ---------
Total interest-bearing liabili-
 ties/total interest expense....   3.65      16,476,026     608,949    3.70      15,776,964     721,300    4.57
                                            -----------   ---------             -----------   ---------
Demand deposits.................              2,463,534                           2,301,768
Other liabilities...............                191,922                             198,633
Non-redeemable
 preferred/preference stock.....                 74,586                             140,952
Common shareholders' equity.....              1,339,094                           1,155,974
---------------------------------------------------------------------------------------------------------------------------------
Total...........................            $20,545,162                         $19,574,291
---------------------------------------------------------------------------------------------------------------------------------
Interest income/earning
 assets.........................   7.75%                               8.06%                               8.98%
Interest expense/earning
 assets.........................   3.17                                3.20                                4.00
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin/earning
 assets.........................   4.58%                               4.86%                               4.98%
---------------------------------------------------------------------------------------------------------------------------------

(1) Interest income on obligations of states and political subdivisions and on tax exempt commercial loans has been adjusted to a fully taxable equivalent basis using a marginal federal tax rate of 35% for 1996, 1995, 1994 and 1993, and 34% for 1992.

(2) Non-accrual loans are included in average loan balances.

(3) In 1996, 1995, 1994 and 1993, money market checking accounts are included in "Savings and NOW accounts"; in 1992, they are included in "Money market savings accounts."

    NET INTEREST MARGIN. The net interest margin was 4.53 percent in 1996, higher than the 4.28 percent reported in 1995, as a result of pricing strategies implemented to improve the interest spread of certain loan products to achieve the corporation's targeted return on equity and on improving the mix within deposits and borrowings. The balance sheet restructuring completed in 1996 helped increase the net interest margin as less profitable earning assets and deposits were sharply reduced, and targeted, more profitable loan portfolios and deposit products increased. Especially affected were investments, which declined by 9.9 percent and certificates of deposits, which were lower by 20.6 percent.

    The net interest margin improved steadily throughout 1996, reaching 4.64 percent in the fourth quarter as a result of the actions taken. If 1995's net interest margin was adjusted for the impact of the June 1995 credit card securitization, the increase year over year would have been 32 basis points, as the credit card securitization shifted interest income to non-interest income.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is based on the current level of net charge-offs and management's assessment of the credit risk inherent in the loan portfolio. For 1996, the provision for loan losses was increased 2.2 percent to $93.5 million from $91.5 million in 1995 to adequately cover net charge-offs and the higher risk of loss being experienced in the credit card and installment loan portfolios. The 1994 provision was $86.6 million. The 114 percent coverage of net charge-offs by the provision for loan losses, the decrease in the loan portfolio due to the balance sheet restructuring, and the 1995 securitization of $500 million in credit card receivables contributed to the higher allowance as a percent of total loans ratio which was 1.68 percent, up from 1.50 percent at December 31, 1995 and 1.36 percent at December 31, 1994.

    As a percent of average assets, the 1996 provision was 0.42 percent compared with the 0.39 percent and 0.38 percent reported for 1995 and 1994, respectively. Additional information on the provision for loan losses, net charge-offs and nonperforming assets is provided in Tables IX and XI under the caption,"Credit Risk Profile," presented later in this discussion.

    NON-INTEREST REVENUE. Non-interest revenue of $419.3 million was up 21.2 percent over 1995. Excluding branch sale gains from both 1996 and 1995, total non-interest revenue would have increased 18.1 percent over 1995. Non-interest revenue totaled $346.1 million in 1995 and $284.4 million in 1994. Branch sale gains of $16.3 million and $17.6 million in net servicing fees from the credit card securitization were the primary reasons for the higher level of non-interest revenue in 1995 compared with 1994. Table V presents the trends in the major components of non-interest revenue from 1992 to 1996.

NON-INTEREST REVENUE AND NON-INTEREST EXPENSE                            TABLE V
($ in thousands)

                                                                                                          Change
                                                                                                         1996/1995
----------------------------------------------------------------------------------------------------------------------
                                                    1996      1995      1994      1993      1992     Amount    Percent
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST REVENUE
Service charges on deposits.....................  $112,516   100,281    89,164    84,648    79,522    12,235    12.2%
Trust and financial services revenue............   114,024    94,179    81,717    77,290    68,850    19,845    21.1
Investment securities transaction...............      (515)       62     5,349    16,753    14,993      (577)     nm
Other operating revenue.........................   193,289   151,578   108,143   113,493    97,951    41,711    27.5
----------------------------------------------------------------------------------------------------------------------
Total non-interest revenue......................  $419,314   346,100   284,373   292,184   261,316    73,214    21.2
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Personnel.......................................  $454,170   430,977   430,563   403,119   410,854    23,193     5.4%
Occupancy, net..................................    64,871    64,108    60,471    55,093    57,286       763     1.2
Equipment.......................................    58,462    59,322    56,111    53,376    63,134      (860)   (1.4)
Data processing.................................    19,182    18,825    17,524    14,963    10,380       357     1.9
Amortization of intangibles.....................    23,355    21,146    16,577     8,902    38,336     2,209    10.4
FDIC premiums...................................    28,685    28,373    42,055    39,680    38,711       312     1.1
Other operating expense.........................   196,278   192,520   190,117   188,395   177,647     3,758     2.0
----------------------------------------------------------------------------------------------------------------------
Total non-interest expense......................  $845,003   815,271   813,418   763,528   796,348    29,732     3.6
----------------------------------------------------------------------------------------------------------------------
Non-interest revenue as a percent of
  average assets................................      1.89%     1.46      1.26      1.42      1.33
Non-interest expense as a percent of
  average assets................................      3.81      3.43      3.61      3.72      4.07
Burden ratio....................................      1.92      1.97      2.35      2.30      2.74
Efficiency ratio................................     63.09     63.39     65.59     62.72     68.58
Efficiency ratio, excluding FDIC premiums.......     60.95     61.18     62.20     59.46     65.24
----------------------------------------------------------------------------------------------------------------------

    Service charges on deposit accounts remained a significant component of non-interest revenue in 1996. New fee structures and a slightly higher volume of non-interest transaction deposits accounted for the 12.2 percent increase over 1995.

    In total, trust and financial services revenue was the largest component of non-interest revenue for 1996, increasing 21.1 percent over a year ago. Traditional trust fees increased 6.5 percent as assets under management increased 28.8 percent. Other financial services fees, generated by cash management, investment management, brokerage, securities trading and underwriting along with insurance services, increased 55.5 percent, benefiting from the sales and services strategies implemented in partnership with the branch employees. Total revenue from the sale of Parkstone and other mutual funds and annuities was $14.0 million compared with $9.6 million in 1995. Insurance revenue for 1996 was $5.1 million compared to $1.6 million in 1995 reflecting the Registrant's expanding commitment to this product line.

    Net losses on the sales of investment securities totaled $0.5 million compared with gains of $0.1 million in 1995 and $5.3 million in 1994. During December 1995, First of America transferred all of its Held to Maturity securities into the Available for Sale classification. More detail on that reclassification is provided in Note 4 of the Notes to Consolidated Financial Statements included later in this document. At December 31, 1996, the amortized cost of Available for Sale securities totaled $4.5 billion and had a corresponding market value of $4.6 billion compared to $5.0 billion and $5.1 billion, respectively, for 1995. The changes in the relative market value of Available for Sale Securities resulted in an adjustment which decreased shareholders' equity $17.5 million for 1996.

    Bank card revenue totaled $73.9 million, up 22.4 percent over the $60.4 million earned in 1995. The 1995 total included $17.6 million in net fees from the June 1995 credit card securitization while 1996 included $39.3 million of securitization fees. Annualizing these 1995 net fees, bank card revenue would have decreased in 1996 due to higher net charge-offs in the securitized portfolio. The securitization shifted revenue from interest income to fee revenue but had minimal impact on net income; its benefit was that the funds it provided allowed the company to reduce short-term borrowings, effectively lowering interest expense. Bank card revenue totaled $43.2 million in 1994. The managed credit card portfolio, which includes the $843 million in receivables remaining on the balance sheet and the securitized receivables, was $1.3 billion at December 31, 1996, level with a year ago.

    Mortgage banking revenue of $28.5 million decreased 9.5 percent from the $31.5 million for 1995. The main reasons for the decrease were a $1.1 million increase in amortization of originated mortgage servicing rights and a $1.3 million decrease in mortgage appraisal revenue.

    Other operating revenue increased 52.4 percent over 1995. The largest component of this category, gains on branch sales, was $29.7 million for 1996 compared to $16.3 million for 1995. The review of branch offices to determine their fit with the company's strategies is an ongoing activity which was intensified during the internal restructuring effort. Also included in this total were nonaffiliate corporate services at $15.1 million, up 42.1 percent; letter of credit fees at $6.4 million, up 93.8 percent; and the increase in cash surrender value of life insurance at $9.2 million.

    NON-INTEREST EXPENSE. As detailed in Table V, non-interest expense was $845.0 million, up 3.6 percent from 1995. Non-interest expense for 1996 included $22.0 million for the FDIC one-time assessment and $11.5 million for severance and writedowns. If one-time charges are excluded from both years (1995 expense included $13.2 million of restructuring charges) 1996 non-interest expense would have increased only 1.2 percent over 1995. Non-interest expense was 3.43 percent of average assets for 1995 and 3.61 percent for 1994.

    Total personnel cost was $454.2 million in 1996 compared with $431.0 million in 1995 and $430.6 million in 1994. Excluding severance charges, personnel cost increased 6.6 percent as higher incentives for improved sales performance more than offset the reduction in total personnel. Total full time equivalent employees (FTEs) were 12,148 at December 31, 1996, and included 200 employees who received notification that their positions were being eliminated as part of the company's ongoing restructuring process. In addition, approximately 400 employees are expected to be notified by the end of the first quarter of 1997. Total FTEs were 12,690 at December 31, 1995 and 14,500 in August 1994 when the restructuring efforts began.

    Two ratios which measure internal efficiencies are the number of FTEs per one million dollars of average assets and net income per FTE. For 1996, there were 0.56 FTEs per one million dollars of average assets compared with 0.53 a year ago, and $21,146 of net income per FTE versus $18,653 a year ago. These ratios were 0.56 and $16,570 for 1994.

    Net occupancy and equipment costs were $123.3 million for 1996 and remained level with 1995. Other operating expense, which includes all the other costs of doing business such as advertising, supplies, travel, telephone, professional fees and outside services purchased, was $196.3 million in 1996, up 2.0 percent from 1995's total of $192.5 million. As a percent of average assets, other operating expense was 0.88 percent compared with 0.81 percent in 1995 and 0.84 percent in 1994. The 1996 ratio increased as a combined result of the increase in other operating expense and the decrease in average assets during 1996.

    EFFICIENCY RATIO AND BURDEN RATIO. The efficiency ratio measures non-interest expense as a percent of the sum of net interest income FTE and non-interest income. The lower the ratio, the more efficiently a company's resources produce revenue. Table V presents the efficiency ratio over the last five years. In 1996, the efficiency ratio was 63.09 percent down slightly compared with 63.39 percent a year ago.

    The burden ratio measures the relationship of non-interest income and expense to average assets. The burden ratio has improved over the five year period presented in Table V. The five basis point improvement in the 1996 burden ratio compared with 1995 was a result of non-interest income increasing at a faster rate than non-interest expense.

    INCOME TAX EXPENSE. Income tax expense was $126.5 million in 1996 compared with $126.6 million in 1995 and $102.6 million in 1994. A summary of significant tax components is provided in Note 18 of the Notes to Consolidated Financial Statements included later in this document.

PRO FORMA RESULTS -- CASH EARNINGS
     The calculation of "cash earnings" provides an alternative analysis of First of America's results. "Cash earnings" adds back the amortization of intangibles and assumes that all intangibles were charged off against retained earnings upon the original acquisition date of all mergers accounted for as purchases. These pro forma results, as detailed below, indicate that First of America's underlying return on equity for the last three years would have been within the 17 to 18 percent range. Also earnings per share and return on assets would have been higher than reported. The book value per share, while lower than the reported $29.83 for year-end 1996, would be the equivalent of a reported tangible book value per share. In fact, the tier I leverage ratio, the strictest regulatory capital ratio, remains unchanged under these assumptions since it already excludes intangibles from its computation.

($ in thousands)                                                  1996       1995       1994
Net income..................................................    $276,762    255,131    235,093
Earnings per share..........................................        4.48       4.02       3.93
Book value per share (year end).............................       26.46      25.30      21.10
Return on average assets....................................        1.26%      1.09       1.05
Return on total equity......................................       17.65      17.43      17.77
Efficiency ratio............................................       61.35      61.75      64.26
Tier one leverage ratio.....................................        7.15       6.70       5.81

LINE OF BUSINESS FINANCIAL PERFORMANCE                                  TABLE VI
($ in thousands)

                                                                     Trust &     Corporate
For The Year Ended                  Community    Bank    Mortgage   Financial   Investments   Consolidated
December 31, 1996                    Banking     Card    Lending    Services     & Funding      Results
----------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income (FTE).........  $765,817    82,041    65,436       6,720           22        920,036
Provision for loan losses.........    47,279    45,927       250          --           --         93,456
Non-interest revenue..............   160,350    75,885    29,048     114,169        8,808        388,260
Non-interest expense..............   579,079    59,641    49,354      83,133       19,394        790,601
Corporate support.................    14,562     1,500     1,241       2,091      (19,394)            --
Income tax expense (FTE)..........    97,394    17,365    14,900      12,177        3,016        144,852
                                    ----------------------------------------------------------------------
Income before goodwill and
  one-time gains and charges......  $187,853    33,493    28,739      23,488        5,814        279,387
                                    -------------------------------------------------------
Gains from branch sales; severance
  and other one time charges (net
  of tax).........................                                                                (4,206)
Goodwill (net of tax).............                                                               (18,295)
                                                                                                --------
Net income........................                                                              $256,886
----------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Profit margin (pre-tax)...........     30.80%    32.20     46.19       29.50           --          29.93
Efficiency ratio..................     64.10     38.71     53.55       70.50           --          63.09
Return on equity..................     15.17     28.58     13.65       33.59           --          14.39
----------------------------------------------------------------------------------------------------------
For the Year Ended
December 31, 1995
----------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Net interest income (FTE).........  $791,534    98,345    62,795       5,120      (17,602)       940,192
Provision for loan losses.........    43,460    48,748      (261)         --         (459)        91,488
Non-interest revenue..............   140,210    61,862    32,370      94,625          749        329,816
Non-interest expense..............   585,395    58,379    54,005      66,955       16,165        780,899
Corporate support.................    12,374     1,234     1,142       1,415      (16,165)            --
Income tax expense (FTE)..........   105,526    18,833    14,631      11,396       (5,955)       144,431
----------------------------------------------------------------------------------------------------------
Income before goodwill and
  one-time gains and charges......  $184,989    33,013    25,648      19,979      (10,439)       253,190
                                    -------------------------------------------------------
Gains from branch sales; severance
  and other one-time charges (net
  of tax).........................                                                                 1,965
Goodwill (net of tax).............                                                               (18,447)
                                                                                                --------
Net income........................                                                              $236,708
----------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Profit margin (pre-tax)...........     31.18%    32.36     42.33       31.46           --          29.50
Efficiency ratio..................     64.16     37.21     57.95       68.54           --          63.39
Return on equity..................     14.53     29.06     10.38       41.79           --          13.89
----------------------------------------------------------------------------------------------------------

LINE OF BUSINESS ANALYSIS

    An objective of First of America's recent restructuring effort was to define specific lines of business which would cross legal entity lines and focus its management and information systems accordingly. As a result, First of America currently measures the individual performance of four business lines -- community banking, bank card, mortgage lending and trust and financial services -- as well as the performance of certain product lines within those businesses. A fifth category, corporate investments and funding, includes activities that are not directly attributable to one of the four major lines of business.

    In developing the management accounting system for line of business reporting, certain assumptions and allocations were necessary. Equity was allocated on the basis of required regulatory levels, inherent operational risk or market-determined factors as evidenced by similar independent single business line companies. Support services which were centrally provided were allocated on a per-unit cost basis or in proportion to the balances of assets and liabilities associated with a particular business line. Funds transfer pricing was used to allocate a cost of funds used or a credit for funds provided from market-determined indices. Because of the assumptions and allocations utilized, the financial results of the individual business lines might vary from the actual results if those lines were in fact separate operating entities. Table VI presents summarized income statements and performance ratios for 1996 and 1995 for the four business lines identified above. The results for 1995 have been restated utilizing the revised methodology developed in 1996.

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

    Community banking is the core of First of America's business activities, and its contribution to the consolidated net income is the largest of the business lines. This business line reported income before goodwill and one-time charges of $187.9 million for 1996 compared to $185.0 million for 1995. Return on equity increased to 15.17 percent in 1996 from 14.53 percent in 1995. Investment in Florida's physical franchise, advertising and other developmental activities affected community banking's 1995 results; however, progress continues to be made on re-mixing the Florida franchise's customer base, changing its product offerings, and updating its delivery systems.

    BANK CARD. Bank card is responsible for managing and servicing First of America's $1.5 billion managed portfolio of both credit card and other revolving loans, as well as the merchant services operation. In addition to the managed portfolio of VISA/Mastercard credit cards, bank card manages affinity cards for 33 groups and offers a FirstAir card. The revolving portfolio remained relatively level with 1995 as national promotions were not emphasized during 1996. In 1997, promotional emphasis will continue to target regional markets.

    This business line continues to be a strong performer as net income for 1996 was $33.5 million and $33.0 million for 1995. The efficiency ratio was 38.71 percent and the return on allocated equity was 28.58 percent for 1996 compared to 37.21 percent and 29.06 percent, respectively, for 1995. Credit quality improved from 1995 and is reflected in the provision for loan losses of $45.9 million for 1996, down from $48.7 million reported last year.

    MORTGAGE LENDING. Mortgage lending originates all residential mortgages across First of America's four community banking states and in stand alone origination offices in Arizona and North Carolina. The loans are originated both for portfolio retention and sale to the secondary market. Mortgage lending also provides servicing for First of America's entire portfolio and a $3.6 billion portfolio for external investors. Since mortgage lending is responsible for originating, servicing and managing First of America's residential loan portfolio, the portfolio's interest income and related funds transfer charge are included in mortgage lending's net income.

    Mortgage lending earned the lowest return on equity of the four business lines in 1996 and 1995. Its results can fluctuate substantially from period to period since origination activity is rate-sensitive, and gains on loan sales vary directly with the volume of originations. During the year, $1.2 billion of mortgages were sold into the secondary market resulting in gains on the sale of mortgages of $20.2 million compared with $18.2 million in 1995. Mortgage lending's net income for 1996 was $28.7 million compared with $25.6 million in 1995.

    TRUST AND FINANCIAL SERVICES. Trust and financial services provides traditional trust services to individuals and institutions, as well as investment management,brokerage as well as trading and underwriting services. It also manages First of America's proprietary mutual funds, The Parkstone Group of Funds, along with insurance services and annuity products.

    This business line earned the highest return on allocated equity at 33.59 percent for 1996, down from 41.79 percent for 1995. The nature of its business activity -- fee generating and personnel intensive -- will generally result in comparatively higher returns on equity and higher efficiency ratios. Net income was $23.5 million for 1996, up from $20.0 million for 1995, primarily from increased customer investment activity and the steadily increasing market value of its managed assets upon which fees are assessed. Its managed assets totaled $20.1 billion at year-end 1996 and $15.6 billion at year-end 1995.

    The business line's efficiency ratio was 70.50 percent in 1996 and 68.54 percent in 1995. Revenue growth in 1996 has largely been in lower profit margin products such as brokerage services and mutual fund sales while the increase in non-interest expense was primarily due to higher incentive compensation and the costs added by insurance agency acquisitions.

    CORPORATE INVESTMENTS AND FUNDING. The corporate investments and funding category includes activities relating to the management of the corporation's liquidity needs. This includes the management of the corporation's investment securities and borrowing portfolios, the net effect of funds transfer pricing, eliminations of intercompany transactions, and long term benefits funding. The $16.3 million change in income before goodwill and one-time items was mainly due to a $9.2 million increase in the cash surrender value of life insurance for 1996 and the net effect of funds transfer pricing and intercompany eliminations. Non-interest expense for the corporate support function was allocated from this area to the four primary lines of business based on direct expenses.

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

    First of America's loan portfolio includes a large percentage of loans with balances less than $100,000, which effectively reduces total portfolio risk. At year-end 1996, consumer installment and revolving loans totaled 25.1 percent of the total portfolio, one-to-four family residential mortgages and home equity loans accounted for 30.8 percent, commercial loans totaled 18.1 percent, and commercial mortgages totaled 26.0 percent. First of America does not have any concentrations of credit risk to any specific borrower or within any geographic area. The total loan portfolio, as presented in Table VII, was $15.1 billion at year-end 1996, down 6.4 percent from $16.1 billion a year ago.

COMPONENTS OF THE LOAN PORTFOLIO                                       TABLE VII
($ in thousands)

December 31,                                     1996           1995          1994          1993          1992
-----------------------------------------------------------------------------------------------------------------
Consumer..................................    $ 3,774,803     4,504,255     5,799,025     5,062,173     4,288,431
Commercial, financial and agricultural....      2,722,676     2,589,038     2,344,969     2,148,663     2,170,715
Real estate -- construction...............        597,726       514,612       438,067       252,839       300,954
Real estate -- mortgage...................      7,960,801     8,469,037     8,252,797     6,930,480     6,995,917
-----------------------------------------------------------------------------------------------------------------
Total loans...............................    $15,056,006    16,076,942    16,834,858    14,394,155    13,756,017
-----------------------------------------------------------------------------------------------------------------

    CONSUMER LOANS. First of America's consumer loan portfolio, which includes indirect and direct installment loans, credit cards and other revolving loans, declined 16.2 percent from 1995's level. The managed credit card portfolio at $1.3 billion remained level with 1995. First of America offers its credit card products in all fifty states; the largest portion of the portfolio, 58.6 percent, was to customers in its four operating states. As a percent of average loans, the net charge-offs for the managed portfolio were 4.31 percent in 1996 compared with 3.23 percent in 1995.

    The consumer installment portfolio was $2.8 billion at December 31, 1996, down 21.5 percent from the previous year due to the combination of intense competition within the industry and First of America's more stringent pricing policies. First of America's consumer installment loans originate primarily from its four state operating area. Net charge-offs as a percent of average consumer installment loans were 1.12 percent in 1996 and 0.91 percent in 1995. Management decreased the provision in 1996 due to the improved loan quality being observed within the portfolio.

    RESIDENTIAL MORTGAGE LOANS. At December 31, 1996, residential mortgage loans totaled $4.6 billion compared with $5.2 billion at year-end 1995. Originations of residential mortgage loans during 1996 were $1.5 billion compared with $1.6 billion in 1995. The average loan size in the balance sheet portfolio was $58,400 and the loans in portfolio were originated within First of America's four operating states as well as stand alone origination offices in other states. First of America's portfolio continued to have excellent credit quality measurements. Net charge-offs as a percent of average residential mortgage loans were 0.02 percent in 1996 and 0.01 percent in 1995.

    At December 31, 1996, residential mortgage loans held for sale totaled $108.4 million with a market value of $110.0 million. These residential mortgages are closed and therefore included in outstandings on the balance sheet. In addition, First of America has entered into commitments to originate residential mortgage loans, at prevailing market rates, totaling $64.9 million. Mandatory commitments to deliver mortgage loans to investors, at prevailing market rates, totaled $109.3 million as of December 31, 1996.

    COMMERCIAL AND COMMERCIAL MORTGAGE LOANS. First of America's commercial and commercial mortgage loan portfolio is comprised primarily of loans to small and mid-sized businesses within the local markets of its four operating states. Evidence of this philosophy is the average loan size within this portfolio at year-end which was $62,800 for commercial loans and $259,400 for commercial mortgages, allowing for a more diverse customer base and limiting exposure from any one borrower. First of America has no foreign loans, no highly leveraged transactions and no syndicated purchase participations. Maturity and rate sensitivity of selected loan categories is presented in Table VIII.

    First of America's commercial and commercial mortgages demonstrated the highest growth of any of the portfolios during 1996. This portfolio grew 3.7 percent to $6.6 billion compared with $6.4 billion at year-end 1995. Total non-performing commercial and commercial mortgage loans as a percent of outstandings decreased to 1.03 percent from 1.38 percent a year ago, and net charge-offs as a percent of average loans was 0.09, constant with 1995.

MATURITY AND RATE SENSITIVITY OF SELECTED LOANS                       TABLE VIII
($ in thousands)

                                                             One year     One year to      After
December 31, 1996                                            or less      five years     five years      Total
----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural..................    $1,529,033       745,829      109,055      2,383,917
Commercial tax-exempt...................................        54,551       125,297      158,912        338,760
Real estate construction................................       279,770       229,500       88,456        597,726
----------------------------------------------------------------------------------------------------------------
Total...................................................    $1,863,354     1,100,626      356,423      3,320,403
----------------------------------------------------------------------------------------------------------------
TOTAL LOANS ABOVE DUE AFTER ONE YEAR:
With predetermined interest rate........................                  $  491,217       93,866        585,083
With floating or adjustable interest rates..............                     609,409      262,557        871,966
----------------------------------------------------------------------------------------------------------------
Total...................................................                  $1,100,626      356,423      1,457,049
----------------------------------------------------------------------------------------------------------------

    ASSET QUALITY. Non-performing assets, including nonaccrual loans, renegotiated loans and other real estate owned, totaled $114.8 million or 0.52 percent of total assets. Non-performing assets were 0.63 percent and 0.57 percent of total assets at year-end 1995 and 1994, respectively. Total non-performing loans, other real estate owned and other loans of concern for the past five years are detailed in Table IX.

RISK ELEMENTS IN THE LOAN PORTFOLIO                                     TABLE IX
($ in thousands)

December 31,                                                  1996       1995       1994       1993       1992
----------------------------------------------------------------------------------------------------------------
Non-accrual loans.......................................    $ 84,185    104,174     96,814    121,186    126,619
Restructured loans......................................       6,414     12,327      4,852     10,879     20,669
Other real estate owned.................................      24,190     31,103     38,662     50,595     48,699
----------------------------------------------------------------------------------------------------------------
  Non-performing assets.................................     114,789    147,604    140,328    182,660    195,987
Past due loans 90 days or more (excluding the above two
  categories)...........................................      26,726     28,124     18,208     23,462     20,887
Other loans of concern..................................      30,541     17,660     31,653     53,206     37,663
----------------------------------------------------------------------------------------------------------------
Total...................................................    $172,056    193,388    190,189    259,328    254,537
----------------------------------------------------------------------------------------------------------------

    Other loans of concern, which represent loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms, totaled $30.5 million at year-end 1996, an increase from 1995's year-end total, but below the previous three years. While management has identified these loans as requiring additional monitoring, they do not necessarily represent future nonperforming loans.

    The allowance for loan losses is determined by management taking into consideration charge-off experience, estimated loss exposure on specific loans and the current and projected economic climate. Management evaluates the adequacy of the allowance for loan losses quarterly based on information compiled by the corporate loan review area. Management's allocation of the allowance for loan losses over the last five years is presented in Table X. The amounts indicated for each loan type include amounts allocated for specific loans as well as a general allocation.

    The allowance coverage of non-performing loans at year-end 1996 was 279.09 percent compared with 207.02 percent at year-end 1995 and 224.38 percent at year-end 1994. It is management's judgment that the level of the allowance is adequate to absorb potential loan losses. Other ratios measuring asset quality and the adequacy of the allowance for loan losses are presented in Table XI.

    As of December 31, 1996 and 1995, respectively, First of America identified $68.7 million and $88.6 million of impaired loans under the guidelines of Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan -- Recognition and Disclosures" (FAS 114). At year-end 1996, the allowance for impaired loan losses was

$13.7 million compared to $17.6 million at year-end 1995. The 1995 adoption of FAS 114 does not significantly impact the comparability of the allowance related tables included in this report.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES                                  TABLE X
($ in thousands)

December 31,                   1996                  1995                 1994                1993                 1992
------------------------------------------------------------------------------------------------------------------------------
                                     % of                 % of                 % of                 % of                 % of
                        Allowance   Loans*   Allowance   Loans*   Allowance   Loans*   Allowance   Loans*   Allowance   Loans*
------------------------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural....  $ 34,827     1.28%   $ 37,133     1.43%   $ 33,543     1.43%   $ 39,231     1.83%   $ 43,466     2.00%
Real estate...........    38,611     0.46      46,712     0.52      55,721     0.68      55,661     0.81      54,873     0.76
Consumer..............    95,219     2.52     103,498     2.30      76,235     1.31      69,633     1.38      52,847     1.23
Unallocated...........    84,189     0.56      53,839     0.33      62,616     0.37      24,139     0.17      25,607     0.19
------------------------------------------------------------------------------------------------------------------------------
Total.................  $252,846             $241,182             $228,115             $188,664             $176,793
------------------------------------------------------------------------------------------------------------------------------
Allowance to total
  loans...............               1.68%                1.50                 1.36                 1.31                 1.29
------------------------------------------------------------------------------------------------------------------------------

* Allowance as a percent of year-end loans outstanding by type. Unallocated ratio is the unallocated portfolio allowance as a percent of total loans at year-end.

SUMMARY OF LOAN LOSS EXPERIENCE                                         TABLE XI
($ in thousands)

December 31,                                     1996           1995          1994          1993          1992
-----------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period............    $   241,182       228,115       188,664       176,793       174,882
Provision charged against income..........         93,456        91,488        86,571        84,714        78,809
Allowance for loan losses of
  acquired/(sold) banks...................             --            --        11,420            50          (372)
RECOVERIES:
Commercial, financial and agricultural....          5,087         5,757         7,277         8,692         7,215
Real estate -- construction...............             --            54            51            --            --
Real estate -- mortgage...................          4,166         3,896         2,404         2,615         2,112
Consumer loans............................         52,996        47,231        28,402        24,556        24,313
                                              -----------    ----------    ----------    ----------    ----------
Total recoveries..........................         62,249        56,938        38,134        35,863        33,640
                                              -----------    ----------    ----------    ----------    ----------
CHARGE-OFFS:
Commercial, financial and agricultural....          8,964         7,007        13,621        19,764        22,558
Real estate -- construction...............             --           395            80            --            --
Real estate -- mortgage...................          7,248         7,777         8,825        10,539        10,588
Consumer loans............................        127,829       120,180        74,148        78,453        77,020
                                              -----------    ----------    ----------    ----------    ----------
Total charge-offs.........................        144,041       135,359        96,674       108,756       110,166
                                              -----------    ----------    ----------    ----------    ----------
Net charge-offs...........................         81,792        78,421        58,540        72,893        76,526
-----------------------------------------------------------------------------------------------------------------
Balance at end of period..................    $   252,846       241,182       228,115       188,664       176,793
-----------------------------------------------------------------------------------------------------------------
Average loans (net of unearned income)....    $15,463,335    16,532,752    15,172,618    13,875,584    13,435,991
-----------------------------------------------------------------------------------------------------------------
Earnings coverage of net losses...........           5.83x         5.80          7.00          5.91          4.44
Allowance to total end of period loans....           1.68%         1.50          1.36          1.31          1.29
Net losses to end of period allowances....          32.35         32.51         25.66         38.64         43.29
Recoveries to total charge-offs...........          43.22         42.06         39.45         32.98         30.54
Provision to average loans................           0.60          0.55          0.57          0.61          0.59
Net charge-offs to average loans..........           0.53          0.47          0.39          0.53          0.57
-----------------------------------------------------------------------------------------------------------------

FUNDING, LIQUIDITY AND INTEREST RATE RISK

    Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. Funding is achieved through growth in core deposits and accessibility to the money and capital markets.

    DEPOSITS. First of America's primary source of funding is its core deposits which include all deposits except negotiated certificates of deposit. As a percent of total deposits, core deposits were 95.7 percent at year-end 1996 and
95.5 percent at year-end 1995. First of America does not issue negotiated CD's in the national money markets, and has established a policy limit of ten percent of assets to provide a guideline for assisting in the prudent management of the corporations's purchased funds position. The majority of negotiated CD's and purchased funds originate from the Registrant's core deposit customer base, including downstream correspondents.

    The average deposit balances outstanding and the rates paid on those deposits for the three years ended December 31, 1996, are presented in Table
XII. The maturity distribution of time deposits of $100,000 or more at year-end 1996 is detailed in Table XIII.

    In addition to deposits, First of America's sources of funding include money market borrowings, capital funds, securitizations and long term debt. First of America entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by its First Amendment dated December 9, 1994 and by the Second Amendment dated February 15, 1996 (collectively, the Credit Agreement). The Credit Agreement allows First of America to borrow up to $350 million on a standby revolving credit basis on an uncommitted competitive advance basis. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital or for general corporate purposes. At December 31, 1995 and 1996, there was no outstanding balance under the Credit Agreement.

    During 1995 and 1996, First of America's Section 20 subsidiary, First of America Securities, Inc., entered into three uncommitted secured broker loan guidance facilities to finance the purchase of securities for resale. At December 31, 1996, there was $54.0 million outstanding and $120.0 million available on these agreements. There was no outstanding balance and $80.0 million available at December 31, 1995.

    In June 1995, First of America securitized $500 million in credit card receivables. This transaction was an effective balance sheet management tool since it had no impact on net income, but released funds which were used to reduce short-term borrowings.

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

    During August 1994, certain First of America bank subsidiaries began issuing Bank Notes due from 30 days to 10 years from date of issue. The proceeds from the sale of the notes are used for general operating purposes by the issuing banks. Total outstanding for all bank notes at December 31, 1996 was $534.0 million, of which $55.0 million was included in long term debt.

DEPOSITS                                                               TABLE XII
($ in thousands)

                                                       1996                 1995                 1994
------------------------------------------------------------------------------------------------------------
                                                    Average              Average              Average
                                                  Balance     Rate     Balance     Rate     Balance     Rate
------------------------------------------------------------------------------------------------------------
Non-interest bearing..........................  $ 2,790,118     --   $ 2,710,566     --   $ 2,665,183     --
Savings and NOW accounts......................    3,843,700   2.09%    3,444,077   1.72%    3,948,604   1.51%
Money market savings..........................    3,898,886   3.66     4,254,533   3.92     3,551,445   3.10
Time..........................................    7,739,404   5.46     9,105,938   5.48     8,849,576   4.50
------------------------------------------------------------------------------------------------------------
Total.........................................  $18,272,108          $19,515,114          $19,014,808
------------------------------------------------------------------------------------------------------------

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE            TABLE XIII
($ in thousands)

                                                      Three        Three          Six
                                                      months     months to     months to     After
                                                     or less     six months    one year     one year      Total
-----------------------------------------------------------------------------------------------------------------
Certificates of deposit..........................    $688,010     247,284       134,361     147,660     1,217,315
Other time deposits..............................      45,532       5,930         9,407      44,433       105,302
-----------------------------------------------------------------------------------------------------------------
Total............................................    $733,542     253,214       143,768     192,093     1,322,617
-----------------------------------------------------------------------------------------------------------------

    INTEREST RATE RISK. First of America's interest rate risk policy is to attempt to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each quarter an interest rate sensitivity analysis is completed for each affiliate, as well as the corporation as a whole, using an asset/liability management model. Additional analysis is completed and reviewed each month related to the interest rate sensitivity of the corporation. The Asset and Liability Committees, which exist at each banking affiliate and at the corporate level, review the analysis and as necessary, take appropriate action to ensure compliance with policy and strategic objectives relating to prudent interest rate risk management.

    Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying financial instrument. The company becomes a counterparty in the exchange of interest payments with other parties and, therefore, is exposed to the loss of future interest payments should the counterparty default. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit.

    First of America had outstanding interest rate swap agreements at December 31, 1996, totaling $80.0 million in notional amounts versus $105.5 million at December 31, 1995. This total included notional amounts of $50.0 million as a hedge against the parent company's 8.50% Subordinated Notes Due February 1, 2004, and $30.0 million against various fixed rate bank notes.

    The aggregate market value of interest rate swaps at year-end was a positive $236 thousand. The full year 1996 impact from swap activity on net interest income was a negative $0.2 million, the 1995 impact was a negative $4.0 million. If interest rates increased one hundred basis points, First of America would decrease net interest income $204 thousand over the next twelve months from its current interest rate swap agreements. Note 20 of the Notes to Consolidated Financial Statements included later in this document provides further detail on First of America's interest rate swap agreements.

    Interest rate sensitivity of assets and liabilities is represented in a Gap report, Gap being the difference between rate sensitive assets and liabilities and includes the impact of off-balance sheet interest rate swap and cap agreements. Table XIV presents First of America's Gap position at December 31, 1996, for one year and shorter periods, and Table XV details the company's five year Gap position. The Gap reports' reliability in measuring the risk to income from a change in interest rates is tested through the use of simulation models. At year-end 1996 simulation models showed that less than four percent of First of America's annual net income was at risk if interest rates were to move up or down by one percent in a parallel fashion. However, changing economic conditions affect results, therefore, the management of First of America's interest rate sensitivity is an ongoing process. Management has determined that the simulation models provide a more meaningful measurement of the company's interest rate risk positions than the following Gap tables.

INTEREST RATE SENSITIVITY -- SHORT TERM                                TABLE XVI
($ in millions)

                                                               0 to 30    0 to 60    0 to 90    0 to 180    0 to 365
December 31, 1996                                               Days       Days       Days        Days        Days
--------------------------------------------------------------------------------------------------------------------
ASSETS:
Other earning assets.......................................    $  237        237        237         237         237
Investment securities (1)..................................       182        281        376         702       1,229
Loans, net of unearned discount (2)........................     5,233      5,695      6,519       7,603       9,336
--------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets (RSA)..........................    $5,652      6,213      7,132       8,542      10,802
--------------------------------------------------------------------------------------------------------------------
LIABILITIES: (3)
Money market type deposits.................................    $4,288      4,288      4,288       4,288       4,288
Other core savings and time deposits.......................     1,007      1,832      2,627       3,592       4,675
Negotiated deposits........................................       356        482        558         675         737
Borrowings.................................................       981      1,283      1,413       1,582       1,767
Interest rate swap agreements (3) .........................        --         50         50          50          25
--------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL).....................    $6,632      7,935      8,936      10,187      11,492
--------------------------------------------------------------------------------------------------------------------
GAP (RSA - RSL)............................................    $ (980)    (1,722)    (1,804)     (1,645)       (690)
--------------------------------------------------------------------------------------------------------------------
RSA divided by RSL.........................................                                       83.85%      93.99
GAP divided by total assets................................                                       (7.46)      (3.13)
--------------------------------------------------------------------------------------------------------------------

(1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3) Maturities of rate sensitive liabilities and interest rate swaps are based on contractual maturities and estimated repricing.

INTEREST RATE SENSITIVITY -- LONG TERM                                  TABLE XV
($ in thousands)

                                                        13 to          25 to          37 to         0 to 60
December 31, 1996                                     24 months      36 months      60 months       months
------------------------------------------------------------------------------------------------------------
ASSETS:
Other earning assets..............................     $   --             --             --            237
Investment securities (1).........................        951            662            988          3,830
Loans, net of unearned discount (2)...............      2,312          1,230          1,357         14,235
------------------------------------------------------------------------------------------------------------
Total rate sensitive assets (RSA).................     $3,263          1,892          2,345         18,302
------------------------------------------------------------------------------------------------------------
LIABILITIES: (3)
Money market type deposits........................     $   --             --             --          4,288
Other core savings and time deposits..............      3,421          1,954          1,660         11,710
Negotiated deposits...............................         10              2             --            749
Borrowings........................................        175              2             --          1,944
Interest rate swap agreements (3).................        (25)            --             --             --
------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities (RSL)............     $3,581          1,958          1,660         18,691
------------------------------------------------------------------------------------------------------------
GAP (RSA - RSL)...................................     $ (318)           (66)           685           (389)
------------------------------------------------------------------------------------------------------------
RSA divided by RSL................................                                                   97.92%
GAP divided by total assets.......................                                                   (1.77)
------------------------------------------------------------------------------------------------------------

(1) Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2) Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3) Maturities of rate sensitive liabilities and interest rate swaps are based on contractual maturities and estimated repricing.

CAPITAL STRENGTH

    REGULATORY REQUIREMENTS. First of America's capital policy is to maintain its capital levels above minimum regulatory guidelines. At December 31, 1992, the Federal Reserve required a tier I risk based capital ratio of 4.00 percent and a total risk based capital ratio of 8.00 percent. In 1991, the Federal Reserve also adopted a new leverage capital adequacy standard. This ratio compares tier I capital to reported total assets and requires a minimum ratio of
4.00 percent in order to be categorized as adequately capitalized. As shown in Table XVI, at December 31, 1996, First of America's capital ratios exceeded required regulatory minimums with a tier I risk based ratio of 9.76 percent, a total risk based ratio of 13.19 percent and a tier I leverage ratio of 7.15 percent. Capital ratios exclude the mark-to-market adjustment for Available for Sale securities in accordance with the Federal Reserve's regulations.

    The long term debt which qualified as tier II capital at December 31, 1996, consisted of $150 million in 8.5% Subordinated Notes Due February 1, 2004, a $10.0 million 6.35% Subordinated Note which matures ratably over a five year period beginning December 31, 2003, and $200 million in 7.75% Subordinated Notes Due July 15, 2004. This debt is included in tier II capital on a weighted maturity basis. Additional information relating to First of America's various long term debt agreements is provided in Note 11 of the Notes to Consolidated Financial Statements included later in this document.

    In January 1997, First of America privately placed $150 million of fixed rate capital securities through First of America Capital Trust I, a newly formed Delaware business trust, controlled by the Registrant. The 8.12% Capital Securities of First of America Capital Trust I were priced at par. Cash distributions are payable semi-annually on January 31 and July 31, beginning July 31, 1997. The proceeds from the issuance will be used for general corporate purposes and will further enhance the Registrant's strong capital position, while reducing the cost of capital.

RISK-BASED CAPITAL                                                     TABLE XVI
($ in thousands)

December 31,                                                      1996         1995         1994
----------------------------------------------------------------------------------------------------
TIER I CAPITAL:
Common shareholders' equity.................................    $1,784,198    1,827,981    1,578,888
Less: Intangibles...........................................       202,336      227,303      252,979
  Net unrealized gain (loss) on securities available for
    sale....................................................         8,438       25,939      (92,271)
  Section 20 affiliate debt and equity......................        11,826       12,500           --
----------------------------------------------------------------------------------------------------
Tier I capital..............................................     1,561,598    1,562,239    1,418,180
----------------------------------------------------------------------------------------------------
TIER II CAPITAL:
Allowance for loan losses*..................................       200,701      205,515      210,164
Qualifying long term debt...................................       360,000      360,000      361,867
Less: Section 20 affiliate debt and equity..................        11,826       12,500           --
----------------------------------------------------------------------------------------------------
Tier II capital.............................................       548,875      553,015      572,031
----------------------------------------------------------------------------------------------------
Total capital...............................................    $2,110,473    2,115,254    1,990,211
----------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL RATIOS:
Tier I......................................................          9.76%        9.52         8.44
Total.......................................................         13.19        12.89        11.85
Tier I leverage ratio.......................................          7.15         6.70         5.81
----------------------------------------------------------------------------------------------------

* Limited to 1.25% of total risk-weighted assets.

    TOTAL SHAREHOLDERS' EQUITY. First of America's total shareholders' equity at year-end 1996 remained level with a year ago at $1.8 billion as the earnings retention for 1996 was offset by the impact of the stock repurchased during the year.

    In addition to the repurchase of the 3.6 million common shares completed in 1996, the Board of Directors, in January 1997, authorized the repurchase of up to two million additional shares of First of America common stock. Any shares repurchased under this authorization will be used for general corporate purposes and may be available for reissuance in connection with the company's stock based compensation plans, dividend reinvestment plan and employee savings plan.

IN CONCLUSION

    First of America's management currently expects continued improvement in the net interest margin and return on assets ratios in 1997 and 1998. The return on equity for 1997 should be between 15 percent and 16 percent and for 1998, between 16 percent and 17 percent. In addition, the efficiency ratio is currently anticipated to be below 60 percent by the end of 1998. Management believes the benefits of the company's move to a single operating unit along with a focus on business lines, the internal restructuring effort, and the emphasis on pricing products by market and customer type provide the fundamentals for the achievement of these goals.

    The foregoing management statements of expectations for future return on equity and efficiency ratios are forward-looking statements. The achievement of these expectations is uncertain, as First of America's actual performance and financial results may differ from those anticipated as a result of a variety of factors, including but not limited to assumed rates of revenue growth, expense reductions, changes in the economy, competition and the implementation of internal business plans.

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

    Richard F. Chormann                                   Thomas W. Lambert
    Richard F. Chormann                                   Thomas W. Lambert
    Chairman, President and                               Executive Vice President and
    Chief Executive Officer                               Chief Financial Officer

LETTER OF AUDIT COMMITTEE CHAIRMAN

    The audit committee of the Board of Directors is composed of six independent directors with Robert L. Hetzler as chairman. The committee held five meetings during fiscal year 1996.

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

    The audit committee believes that, for the period ended December 31, 1996, its duties, as indicated, were satisfactorily discharged and that First of America's system of internal controls is adequate.

Robert L. Hetzler
Robert L. Hetzler
Chairman
Audit Committee

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors,
First of America Bank Corporation:

    We have audited the accompanying consolidated balance sheets of First of America Bank Corporation and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First of America Bank Corporation and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP
Chicago, Illinois
January 14, 1997

CONSOLIDATED BALANCE SHEETS
($ in thousands)

December 31,                                                     1996          1995
--------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.....................................  $ 1,205,962    1,207,062
Bank time deposits..........................................           --       49,349
Federal funds sold and resale agreements....................      163,400      220,388
Securities available for sale, amortized cost of $4,549,383
  at December 31, 1996 and $5,020,954 at December 31,
  1995......................................................    4,562,381    5,060,746
Loans, net of unearned income:
  Consumer..................................................    3,774,803    4,504,255
  Commercial, financial and agricultural....................    2,722,676    2,589,038
  Commercial real estate....................................    3,918,248    3,812,001
  Residential real estate...................................    4,531,868    5,070,369
  Loans held for sale, market value of $109,955 for 1996 and
    $104,132 for 1995.......................................      108,411      101,279
                                                              -----------   ----------
    Total loans.............................................   15,056,006   16,076,942
    Less: Allowance for loan losses.........................      252,846      241,182
                                                              -----------   ----------
    Net loans...............................................   14,803,160   15,835,760
Premises and equipment, net.................................      433,408      465,498
Other assets................................................      893,868      761,292
--------------------------------------------------------------------------------------
TOTAL ASSETS................................................  $22,062,179   23,600,095
--------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Non-interest bearing......................................  $ 3,009,252    2,925,679
  Interest bearing..........................................   14,610,044   16,416,788
                                                              -----------   ----------
    Total deposits..........................................   17,619,296   19,342,467
Securities sold under repurchase agreements.................      493,556      429,483
Other short term borrowings.................................    1,344,434    1,220,482
Long term debt..............................................      521,124      490,315
Other liabilities...........................................      299,571      289,367
                                                              -----------   ----------
    Total liabilities.......................................   20,277,981   21,772,114
                                                              -----------   ----------
SHAREHOLDERS' EQUITY
Common stock-$10 par value:
              Authorized     Outstanding
    1996    100,000,000    59,813,234
    1995    100,000,000    63,283,857.......................      598,132      632,839
Capital surplus.............................................      145,950      283,409
Net unrealized gain on securities available for sale, net of
  tax expense of $4,561 for 1996 and of $13,853 for 1995....        8,438       25,939
Retained earnings...........................................    1,031,678      885,794
                                                              -----------   ----------
    Total shareholders' equity..............................    1,784,198    1,827,981
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $22,062,179   23,600,095
--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)

Year ended December 31,                                            1996            1995            1994
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans and fees on loans.....................................    $1,366,083       1,473,210       1,277,950
Securities:
  Taxable income............................................       270,647         304,145         303,098
  Tax exempt income.........................................        16,434          13,317          17,480
Federal funds sold and resale agreements....................         8,804           4,651           2,229
Bank time deposits..........................................         1,586           1,201             120
                                                                ----------      ----------      ----------
Total interest income.......................................     1,663,554       1,796,524       1,600,877
                                                                ----------      ----------      ----------
INTEREST EXPENSE
Deposits....................................................       645,995         725,161         567,935
Short term borrowings.......................................        79,988         100,684          60,389
Long term debt..............................................        35,083          46,683          33,818
                                                                ----------      ----------      ----------
Total interest expense......................................       761,066         872,528         662,142
                                                                ----------      ----------      ----------
NET INTEREST INCOME.........................................       902,488         923,996         938,735
Less: Provision for loan losses.............................        93,456          91,488          86,571
                                                                ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........       809,032         832,508         852,164
                                                                ----------      ----------      ----------
NON-INTEREST REVENUE
Service charges on deposit accounts.........................       112,516         100,281          89,164
Trust and financial services revenue........................       114,024          94,179          81,717
Investment securities transactions, net.....................          (515)             62           5,349
Bank card revenue...........................................        73,900          60,449          43,216
Mortgage banking revenue....................................        28,525          31,505          23,461
Other operating revenue.....................................        90,864          59,624          41,466
                                                                ----------      ----------      ----------
Total non-interest revenue..................................       419,314         346,100         284,373
                                                                ----------      ----------      ----------
NON-INTEREST EXPENSE
Personnel...................................................       454,170         430,977         430,563
Occupancy, net..............................................        64,871          64,108          60,471
Equipment...................................................        58,462          59,322          56,111
Outside data processing.....................................        19,182          18,825          17,524
Amortization of intangibles.................................        23,355          21,146          16,577
Other operating expenses....................................       224,963         220,893         232,172
                                                                ----------      ----------      ----------
Total non-interest expense..................................       845,003         815,271         813,418
                                                                ----------      ----------      ----------
Income before income taxes..................................       383,343         363,337         323,119
Income taxes................................................       126,457         126,629         102,616
----------------------------------------------------------------------------------------------------------
NET INCOME..................................................    $  256,886         236,708         220,503
----------------------------------------------------------------------------------------------------------
Common and common equivalent earnings per share.............    $     4.16            3.73            3.69
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands except per share data)

                                                                                       Net Unrealized
                                                                                       Gain (Loss) on
                                                               Common    Capital         Securities        Retained
                                                               Stock     Surplus     Available for Sale    Earnings     Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994....................................  $595,207    265,596           31,531          631,103   1,523,437
Net Income..................................................                                                220,503     220,503
Issuance of stock:
 Acquisition of subsidiaries................................    66,747    109,000           (1,929)           5,618     179,436
 Stock Options Exercised....................................       232        228                                           460
 Other......................................................                 (268)                                         (268)
Repurchase and conversions..................................   (33,694)   (89,679)                                     (123,373)
Change in market value adjustment of securities available
 for sale, net of tax benefit of $32,296....................                              (121,873)                    (121,873)
Cash dividends declared on Common stock -- $1.64 per
 share......................................................                                                (99,434)    (99,434)
                                                              --------   --------         --------         --------   ---------
BALANCE, DECEMBER 31, 1994..................................   628,492    284,877          (92,271)         757,790   1,578,888
Net Income..................................................                                                236,708     236,708
Issuance of stock:
 Acquisition of subsidiaries................................     3,336     (2,243)                                        1,093
 Stock Options Exercised....................................     1,016      1,089                                         2,105
 Other......................................................        (5)      (314)                                         (319)
Change in market value adjustment of securities available
 for sale, net of tax expense of $28,885....................                               118,210                      118,210
Cash dividends declared on Common stock -- $1.72 per
 share......................................................                                               (108,704)   (108,704)
                                                              --------   --------         --------         --------   ---------
BALANCE, DECEMBER 31, 1995..................................   632,839    283,409           25,939          885,794   1,827,981
Net Income..................................................                                                256,886     256,886
Issuance of stock:
 Acquisition of subsidiaries................................       920      2,968                                         3,888
 Stock Options Exercised....................................       673     (1,821)                                       (1,148)
 Other......................................................                  204                                           204
Repurchases.................................................   (36,300)  (138,810)                                     (175,110)
Change in market value adjustment of securities available
 for sale, net of tax benefit of $9,292.....................                               (17,501)                     (17,501)
Cash dividends declared on Common stock -- $1.82 per
 share......................................................                                               (111,002)   (111,002)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996..................................  $598,132    145,950            8,438         1,031,678  1,784,198
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Year ended December 31,                                             1996           1995          1994
-------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income..................................................    $   256,886       236,708       220,503
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................         47,040        48,263        46,295
  Provision for loan losses.................................         93,456        91,488        86,571
  Provision for deferred taxes..............................           (155)       (7,372)       (4,974)
  Amortization of intangibles...............................         23,355        21,146        16,577
  (Gain) loss on sale of securities available for sale......            514        (3,707)       (5,349)
  (Gain) loss on sale of mortgage loans held for sale.......        (20,235)      (19,627)      (11,697)
  (Gain) loss on sale of other assets.......................        (28,829)      (16,577)          625
  Proceeds from the sales of mortgage loans held for sale...      1,215,172       959,721       953,310
  Originations of mortgage loans held for sale, net.........     (1,202,069)   (1,011,177)     (605,953)
Change in assets and liabilities net of acquisitions:
  (Increase) decrease in interest and other income
    receivable..............................................         37,560       (81,195)       (4,031)
  (Increase) decrease in other assets.......................        (81,475)     (233,389)       42,044
  Increase (decrease) in accrued expenses and other
    liabilities.............................................         18,808        38,068         1,510
                                                                -----------    ----------    ----------
    Net cash from operating activities......................        360,028        22,350       735,431
                                                                -----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities of investment securities (held
  to maturity)..............................................             --       368,738       448,395
Purchases of investment securities (held to maturity).......             --      (191,325)   (1,718,714)
Proceeds from the sale of securities available for sale.....      1,065,313       785,239     1,776,724
Proceeds from the maturities of securities available for
  sale......................................................      1,107,359       518,927       843,109
Purchases of securities available for sale..................     (1,702,437)     (698,163)   (1,649,902)
Proceeds from the securitization of loans...................             --       498,588            --
Net other (increase) decrease in loans and leases...........        946,276       251,990    (2,039,577)
Premises and equipment purchased............................        (46,768)      (63,485)      (68,993)
Proceeds from the sale of premises and equipment............         60,886        42,466         3,500
(Acquisition)sale of affiliates, net of cash acquired.......            944        (4,369)      352,131
                                                                -----------    ----------    ----------
    Net cash flows used in investing activities.............      1,431,573     1,508,606    (2,053,327)
                                                                -----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short term deposits..............         43,387      (164,820)      504,409
Net (decrease) in time deposits.............................     (1,766,558)     (692,979)      (97,744)
Net increase (decrease) in short term borrowings............        188,025      (232,774)      861,310
Proceeds from issuance of long term debt....................        104,924        25,004       738,701
Repayments of long term debt................................        (74,115)     (213,470)     (311,658)
Net proceeds/(cost) from issuance of common stock...........           (969)        2,105           460
Dividends paid..............................................       (110,810)     (107,429)      (96,670)
Payments for purchase and retirement of common stock........       (176,585)           --      (123,373)
Other, net..................................................             --          (319)         (268)
                                                                -----------    ----------    ----------
    Net cash provided by financing activities...............     (1,792,701)   (1,384,682)    1,475,167
                                                                -----------    ----------    ----------
Net increase(decrease) in cash and cash equivalents.........         (1,100)      146,274       157,271
Cash and cash equivalents at beginning of year..............      1,207,062     1,060,788       903,517
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR END.......................    $ 1,205,962     1,207,062     1,060,788
-------------------------------------------------------------------------------------------------------

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

NATURE OF BUSINESS:

    First of America Bank Corporation is a multi-bank holding company headquartered in Kalamazoo, Michigan and was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising four affiliate financial institutions which operate general, commercial banking businesses from 604 banking offices and facilities located in Michigan, Florida, Illinois and Indiana. The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, securities brokerage and underwriting, insurance products, and investment advisory services.

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

SECURITIES:

    Securities Available for Sale include those securities which would be available to be sold prior to final maturity in response to asset-liability management needs. All securities owned by First of America as of December 31, 1996, are classified as Securities Available for Sale. Using the specific identification method such securities are carried at market value with a corresponding market value adjustment carried as a separate component of the equity section of the balance sheet on a net of tax basis. The adjusted cost of each security sold is used to compute realized gains or losses on the sales of these securities.

LOANS HELD FOR SALE:

    Loans held for sale consist mainly of fixed rate and variable rate residential mortgage loans with maturities of fifteen to thirty years. Such loans are recorded at the lower of aggregate cost or estimated fair value.

ALLOWANCE FOR LOAN LOSSES:

    Losses on loans are charged to the allowance for loan losses. The allowance is increased by recoveries of principal and accrued interest previously charged to the allowance and by a provision charged against income. Management determines the adequacy of the allowance based on reviews of individual loans, recent loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors which, in management's judgement, deserve recognition in estimating possible loan losses.

    In accordance with Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" First of America maintains a separate allowance for loan losses for impaired loans as defined in the statement.

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

MORTGAGE SERVICING RIGHTS:

    First of America recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. After the residential mortgage loan portfolio is stratified by servicing type, loan type, rate type and interest rate, the fair value of the Mortgage Servicing Rights
(MSRs) is determined using the present value of estimated expected future cash flows assuming a market discount rate and certain forecasted prepayment rates based on industry experience. The MSRs are amortized in proportion to and over the period of the estimated net servicing income.

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

    Deferred fees net of direct origination costs related to credit card loans are included in other assets and are amortized to non-interest income over a twelve month period.

INCOME TAXES:

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

DERIVATIVE INSTRUMENTS:

    For each category of derivative financial instruments, an entity is required to disclose the following: the face or contract amount and the nature and terms, including, the credit and market risk, cash requirements and related accounting policies. The corporation and its subsidiaries have entered into interest rate caps and interest rate swaps as a hedge against certain deposit and debt liabilities in an attempt to manage interest rate sensitivity.

    Interest rate swaps are contracts that represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet assets or liabilities. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding effect on current earnings.

STOCK OPTION PLANS:

    As of December 31, 1996, First of America adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." First of America applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its plans. Further disclosures are presented in Note 13: Stock Option Plans.

RECENT ACCOUNTING PRONOUNCEMENT:

    The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective, in part, for transactions occurring after December 31, 1996. This statement was adopted by First of America on January 1, 1997, and it will not have a material effect on the financial condition or results of operation.

NOTE 2: BUSINESS COMBINATIONS

    Information relating to mergers and acquisitions for the three year period ended December 31, 1996 follows.

                                                                                                     Intangible
                                                          Financial      Number of                     Assets
                                            Date of       Reporting       Common       Cash Paid/    Acquired at
                                          Acquisition      Value*      Shares Issued   Debt Issued   Acquisition
----------------------------------------------------------------------------------------------------------------
Huttenlochers Kerns Norvell, Inc.
  (Michigan)...........................  Feb. 12. 1996   $ 3,912,000        92,053             --    $1,612,000
West Suburban Financial Corp.
  (Illinois)...........................   Aug. 4, 1995            --            --     $    1,000            --
Underwriting Consultants, Inc.
  (Michigan)...........................   Feb. 1, 1995         1,000       148,170             --            **
New England Trust Company (Rhode
  Island)..............................   Jan. 1, 1995     1,092,000       185,327             --            **
Presidential Holding Corp. (Florida)...  Dec. 31, 1994     6,714,000       704,515             --            **
F&C Bancshares, Inc. (Florida).........  Dec. 31, 1994    35,064,000     2,132,105             --            **
First Park Ridge Corp. (Illinois)......   Oct. 1, 1994    75,890,000     2,199,733             --    40,461,000
LGF Bancorp, Inc. (Illinois)...........    May 1, 1994    61,902,000     1,645,245             --    25,664,000
Goldome Federal Branches (Florida).....  Apr. 15, 1994    60,015,000            --     58,380,000    60,015,000
----------------------------------------------------------------------------------------------------------------

 * Includes direct acquisition costs on all purchased affiliates.
** Accounted for as a pooling of interests with no restatement of prior periods as the amounts involved were not material to First of America.

    Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted. Goodwill is reviewed annually, per Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for permanent impairment using a discounted cash flow analysis. At December 31, 1996, First of America recognized a $1.6 million charge to earnings, net of tax, for goodwill impairment connected to the closing of 8 branches. Goodwill, which is included in other assets in the Consolidated Balance Sheets, amounted to $201,631,000 at December 31, 1996 and $226,979,000 at December 31, 1995.

NOTE 3: RESTRICTIONS ON CASH AND DUE FROM BANKS

    Federal regulations require First of America to maintain as reserves, minimum cash balances based on deposit levels at its subsidiary banks. Cash balances restricted from usage due to these requirements were $289,899,000 and $359,319,000 at December 31, 1996 and 1995, respectively.

NOTE 4: CASH FLOW

    For the purpose of reporting cash flows, cash and cash equivalents include only cash and due from banks. The following schedule presents noncash investing activities for the years 1996, 1995 and 1994.

                                                 Fair Value of
                                                 Noncash Assets      Liabilities         Common
              ($ in thousands)                      Acquired           Assumed        Stock Issued      Net Cash Paid
---------------------------------------------------------------------------------------------------------------------
PURCHASE OF AFFILIATES
1996
Huttenlochers Kerns Norvell, Inc. ...........       $  5,094             2,126            3,912               (944)
1995
Gulfstream Global Investors..................          4,742                --               --              4,742
1994
Goldome Federal Branches.....................         59,204           378,064               --           (318,860)
LGF Bancorp, Inc. ...........................        425,819           365,695           61,902             (1,778)
First Park Ridge Corporation.................        352,077           291,563           75,890            (15,376)
---------------------------------------------------------------------------------------------------------------------

    The following schedule details supplemental disclosures for the cash flow statements:

                                                                       Assets
                                                                    Transferred
                                                   Loans           to Securities             Total          Total Income
              ($ in thousands)                  Securitized      Available for Sale      Interest Paid       Taxes Paid
------------------------------------------------------------------------------------------------------------------------
1996........................................     $     --                   --              788,875           120,643
1995........................................      503,976            2,851,746              864,519            92,338
1994........................................       38,838                   --              641,886           115,193
------------------------------------------------------------------------------------------------------------------------

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

NOTE 5: SECURITIES

    The amortized cost and estimated market value of Securities Available for Sale at December 31, 1996 and 1995 follow.

                                                         1996                                   1995
--------------------------------------------------------------------------------------------------------------------
                                                        Estimated                              Estimated
                                          Amortized      Market      Average     Amortized      Market      Average
           ($ in thousands)                  Cost         Value      Maturity       Cost         Value      Maturity
--------------------------------------------------------------------------------------------------------------------
U.S. government and agency
  securities..........................    $3,483,720    3,494,016      2.6yrs    $4,068,386    4,098,741      2.4yrs.
State and municipal securities........       398,041     403,354       8.8          248,947     258,707       6.1
Collateralized mortgage obligations...       486,945     484,333       1.8          579,788     579,441       2.5
Other securities......................       180,677     180,678       5.4          123,833     123,857       2.1
--------------------------------------------------------------------------------------------------------------------
Total.................................    $4,549,383    4,562,381                $5,020,954    5,060,746
--------------------------------------------------------------------------------------------------------------------

    The following table details the gross unrealized gains and losses on Securities Available for Sale at December 31, 1996 and 1995.

                                                               1996                              1995
-----------------------------------------------------------------------------------------------------------------
                                                      Gross            Gross            Gross            Gross
                                                    Unrealized       Unrealized       Unrealized       Unrealized
($ in thousands)                                      Gains            Losses           Gains            Losses
-----------------------------------------------------------------------------------------------------------------
U.S. government and agency securities...........     $10,296               --           30,355             --
State and municipal securities..................       5,314               --            9,760             --
Collateralized mortgage obligations.............          --           (2,613)              --            347
Other securities................................           1               --               24             --
-----------------------------------------------------------------------------------------------------------------
Total...........................................     $15,611           (2,613)          40,139            347
-----------------------------------------------------------------------------------------------------------------

    Except as indicated below, total securities of no individual state, political subdivision or other issuer exceeded 10% of shareholders' equity at December 31, 1996. At December 31, 1996 and 1995, the book value of securities issued by the State of Michigan and all of its political subdivisions totaled approximately $145,917,000 and $126,225,000, respectively, with a market value of approximately $146,961,000 and $130,570,000, respectively. The securities at December 31, 1996, represent a wide range of ratings, all of "investment grade," with a substantial portion rated A-1 or higher. First of America has no concentration of credit risk in its investment portfolio.

    Assets, principally securities, carried at approximately $1,569,685,000 at December 31, 1996, and $1,516,639,000 at December 31, 1995, were pledged to secure public deposits, exercise trust powers and for other purposes required or permitted by law.

SECURITIES AVAILABLE FOR SALE
MATURITY DISTRIBUTION AND PORTFOLIO YIELDS
($ in millions)

December 31, 1996                     One year or less           One year to five years       Five years to ten years
-----------------------------------------------------------------------------------------------------------------------
                                 Market   Amortized            Market   Amortized            Market   Amortized
                                 Value      Cost      Yield    Value      Cost      Yield    Value      Cost      Yield
-----------------------------------------------------------------------------------------------------------------------
U.S. government securities.....  $111.6     111.5     5.73%    $548.2     541.7     6.30%    $  --         --       --%
U.S. agency securities.........   13.2       13.2     6.55...  333.1      335.4     5.97     774.3      773.2     6.35
State and municipal
 securities*...................   69.1       68.9     7.73      50.3       49.2     9.45      45.9       45.7     7.99
Collateralized mortgage
 obligations...................    0.2        0.2     5.95        --         --       --        --         --       --
Other securities...............  106.8      106.8     7.03      34.1       34.1     8.07      11.9       11.9     7.09
-----------------------------------------------------------------------------------------------------------------------
Total..........................  $300.9     300.6     6.69%    $965.7     960.4     6.41%    $832.1     830.8     6.45%
-----------------------------------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost................  100.10%                       100.55                        100.16
-----------------------------------------------------------------------------------------------------------------------
                                       After ten years                       Total
-----------------------------------------------------------------------------------------------------------------------
                                  Market    Amortized             Market    Amortized
                                  Value       Cost      Yield     Value       Cost      Yield
-----------------------------------------------------------------------------------------------------------------------
U.S. government securities.....  $     --         --      --%    $  659.8      653.2    6.20%
U.S. agency securities.........   1,713.6    1,708.8    6.75      2,834.2    2,830.6    6.55
State and municipal
 securities*...................     238.1      234.2    8.22        403.4      398.0    8.26
Collateralized mortgage
 obligations...................     484.1      486.7    6.48        484.3      486.9    6.48
Other securities...............      27.9       27.9    4.70        180.7      180.7    6.87
-------------------------------
Total..........................  $2,463.7    2,457.6    6.81%    $4,562.4    4,549.4    6.65%
-----------------------------------------------------------------------------------------------------------------------
Market value as a percent of
 amortized cost................    100.24                          100.29
-----------------------------------------------------------------------------------------------------------------------

* Yields on state and political obligations have been adjusted to a taxable equivalent basis using a 35% tax rate. Yields are calculated on the basis of cost and weighted for the scheduled maturity and dollar amount of each issue.

NOTE 6: RISK ELEMENTS IN THE LOAN PORTFOLIO AND OTHER REAL ESTATE OWNED

    Assets earning at less than normal interest rates include (1) non-accrual loans, (2) restructured loans (loans for which the interest rate or principal balance has been reduced because of a borrower's financial difficulty) and (3) other real estate owned which has been acquired in lieu of loan balances due. Information concerning these assets, loans past due 90 days or more and other loans of concern (loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms) at December 31, 1996 and 1995 follows.

($ in thousands)                                                1996      1995
--------------------------------------------------------------------------------
BALANCES OUTSTANDING:
Non-accrual loans...........................................  $ 84,185   104,174
Restructured loans..........................................     6,414    12,327
Past due 90 days or more....................................    26,726    28,124
Other loans of concern......................................    30,541    17,660
Other real estate owned (included in other assets)..........    24,190    31,103
--------------------------------------------------------------------------------
Total.......................................................  $172,056   193,388
--------------------------------------------------------------------------------

    Interest income of $6,481,000 and $3,052,000 during 1996 and 1995, respectively, was recognized as income on non-accrual and restructured loans. Had these loans been performing under the original contract terms, an additional $7,732,000 and $10,090,000 of interest would have been reflected in interest income during 1996 and 1995, respectively.

    First of America does not have any concentrations of credit risk to any specific borrower or within any geographic area.

NOTE 7: LOANS TO RELATED PARTIES

    First of America's subsidiary banks have extended loans to directors and executive officers of the corporation and their associates and to the directors and executive officers of the corporation's significant subsidiaries and their associates (other than members of their immediate families). In conformance with First of America's written corporate policy and applicable laws and regulations, these loans to related parties were made in accordance with sound business and banking practices on non-preferential terms and rates available to non-insiders of comparable creditworthiness under similar circumstances. The loans do not involve more than the normal risk of collectibility or present other unfavorable features. All such extensions of credit must be properly documented as complying with this corporate policy. The aggregate loans outstanding as reported by the directors and executive officers of the corporation and its significant subsidiaries which exceeded $60,000 during 1996 totaled less than 5 percent of total shareholders' equity at year-end 1996. First of America relies on its directors and executive officers for identification of loans to their associates.

    First of America maintains a line of credit for First of America Securities, Inc. and First of America Community Development Corporation; at December 31, 1996 only First of America Community Development Corporation had any borrowings outstanding in the amount of $985,000. In conformance with First of America's corporate policy and applicable law, such extensions of credit to subsidiaries are made in accordance with sound banking practices and on non-preferential terms and rates.

    In the opinion of management, the amount and nature of these loans to related parties and subsidiaries do not materially affect the financial condition of First of America.

NOTE 8: ALLOWANCE FOR LOAN LOSSES

    An analysis of the transactions in the allowance for loan losses for 1996, 1995 and 1994 follows.

                      ($ in thousands)                          1996        1995      1994
--------------------------------------------------------------------------------------------
Balance, beginning of year..................................  $ 241,182    228,115   188,664
Additions: Provision charged against income.................     93,456     91,488    86,571
           Allowance of acquired banks, net.................         --         --    11,420
           Recoveries.......................................     62,249     56,938    38,134
--------------------------------------------------------------------------------------------
                                                                396,887    376,541   324,789
Less: Loans charged off.....................................   (144,041)  (135,359)  (96,674)
--------------------------------------------------------------------------------------------
Balance, end of year........................................  $ 252,846    241,182   228,115
--------------------------------------------------------------------------------------------

    Management has evaluated the loan portfolio and determined that the balance in the allowance for loan losses is adequate in light of the composition of the loan portfolio, economic conditions and other pertinent factors.

    As of December 31, 1996 and 1995, respectively, the recorded investment in loans considered to be impaired under Statement No. 114 as amended by Statement No. 118 was $68.7 million and $88.6 million, with an average recorded investment in impaired loans during 1996 and 1995 of approximately $80.3 million and $81.9 million, respectively. Included in the impaired loans total as of the same year-end dates were $29.6 and $42.6 million of impaired loans for which the related specific allowance for loan losses were $13.7 million and $17.6 million, respectively. The remaining $39.1 million and $46.0 million of impaired loans did not require a specific allowance for loan losses due to the net realizable value of loan collateral, guarantees and other factors.

NOTE 9: PREMISES AND EQUIPMENT

    A summary of premises and equipment at December 31, 1996 and 1995 follows.

                      ($ in thousands)                          1996      1995
--------------------------------------------------------------------------------
Land........................................................  $ 79,713    78,326
Buildings and leasehold improvements........................   444,805   446,721
Equipment...................................................   269,099   363,241
Capital leases..............................................     3,587    24,115
                                                              --------   -------
                                                               797,204   912,403
Less:
Accumulated depreciation and amortization...................   363,796   446,905
--------------------------------------------------------------------------------
Total.......................................................  $433,408   465,498
--------------------------------------------------------------------------------

    First of America and certain of its subsidiaries have capital and operating leases for premises and equipment under agreements expiring at various dates through 2034. These leases, in general, provide for renewal options and options to purchase certain premises at fair values, and require the payment of property taxes, insurance premiums and maintenance costs. Total rental expense for all operating leases was $16,364,000 in 1996, $17,554,000 in 1995, and $16,100,000
in 1994.

    The future minimum payments by year, and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996.

($ in thousands)                                                Capital Leases       Operating Leases
-----------------------------------------------------------------------------------------------------
1997........................................................       $   386                15,919
1998........................................................           377                12,949
1999........................................................           322                10,312
2000........................................................           307                 8,283
2001........................................................           286                 5,441
Thereafter..................................................         3,524                28,834
                                                                   -------               -------
Total minimum lease payments................................         5,202                81,738
Amounts representing interest...............................        (3,174)                   --
-----------------------------------------------------------------------------------------------------
Present value of net minimum lease payments.................       $ 2,028                81,738
-----------------------------------------------------------------------------------------------------

NOTE 10: LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    In accordance with Financial Accounting Standards Board Statement No. 121, in 1996, First of America recorded an impairment on long-lived assets to be disposed of totaling $4.3 million. The assets to be disposed of include current or former bank premises. It is expected that the impaired assets will be disposed of in 1997.

    The carrying value of the assets at December 31, 1996, is $6.8 million. Fair value was determined based on a combination of independent appraisals, brokers' opinions, and offers to purchase. Management does not currently anticipate that the ultimate disposal of the assets in 1997 will have a material effect on the financial position, results of operations or liquidity of First of America.

NOTE 11: LONG TERM DEBT

    Information relating to long term debt at December 31, 1996 and 1995 follows.

($ in thousands)                                                1996      1995
--------------------------------------------------------------------------------
PARENT COMPANY:
7.75% subordinated notes due July 15, 2004..................  $200,000   200,000
10.625% subordinated notes payable in equal annual
  installments in 1990 through 1998, interest payable
  semi-annually.............................................        --     3,111
8.50% subordinated notes due February 1, 2004...............   150,000   150,000
Revolving credit agreement..................................        --        --
6.35% subordinated debenture due December 31, 2007..........    10,000    10,000
Capital lease obligations (Note 9)..........................       923    19,970
                                                              --------   -------
                                                               360,923   383,081
SUBSIDIARIES:
Bank notes, with interest rates ranging from 5.70% to 5.75%,
  due through February 20, 1998.............................    54,992   104,971
Broker loan facilities......................................    54,000        --
8.30% FHLB borrowing payable August, 1996...................        --       820
5.57% FHLB borrowing payable May 21, 1998...................    50,000        --
Mortgages and land contracts, payable in installments
  through 1999 with interest rates ranging from 4.75% to
  10.25%....................................................       107       218
Capital lease obligations (Note 9)..........................     1,102     1,225
--------------------------------------------------------------------------------
TOTAL LONG TERM DEBT........................................  $521,124   490,315
--------------------------------------------------------------------------------

    First of America has entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by the First Amendment dated December 9, 1994, and by the Second Amendment dated February 15, 1996 (collectively, the Credit Agreement). The Credit Agreement allows First of

America to borrow on a standby revolving credit basis and an uncommitted competitive advance basis up to $350,000,000. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital and for other general corporate purposes.

    During 1995 and 1996, First of America's Section 20 subsidiary, First of America Securities, Inc., entered into three uncommitted secured broker loan guidance facilities to finance the purchase of securities for resale. At December 31, 1996, there was $54.0 million outstanding and $120.0 million available on these agreements. There was no outstanding balance and $80.0 million available at December 31, 1995.

    The various loan agreements include restrictions on consolidated capital. First of America's net worth, under the most restrictive loan covenant, may not be less than $1,352,490,000. The indebtedness of subsidiary banks is subordinated to the claims of their depositors and certain other creditors. Management has determined that First of America is in compliance with all of its loan covenants.

    Maturities of outstanding indebtedness at December 31, 1996 follow.

                                                                Total Principal
                      ($ in thousands)                            Amount Due
-------------------------------------------------------------------------------
Year ending December 31,
1997........................................................       $ 84,160
1998........................................................         75,174
1999........................................................            131
2000........................................................            127
2001........................................................             92
Thereafter..................................................        361,440
-------------------------------------------------------------------------------
Total.......................................................       $521,124
-------------------------------------------------------------------------------

NOTE 12: PREFERRED STOCK

    First of America has reserved 500,000 shares of preferred stock for issuance as Series A Junior Participating Preferred Stock ("Series A Preferred") upon the exercise of certain preferred stock purchase rights (each a "Right") issued to holders of and in tandem with shares of First of America Common Stock. The rights are not currently exercisable.

    If issued, each share of Series A Preferred is entitled to 100 votes on all matters submitted to a vote of the shareholders of First of America. Additionally, in the event First of America fails to pay dividends on the Series A Preferred for four full quarters, holders of the Series A Preferred have certain rights to elect additional directors of the company. Except as described in the Rights Agreement, holders of the Series A Preferred have no preemptive rights to subscribe for additional securities which the company may issue. The Series A Preferred will not be redeemable. Each share of Series A Preferred will, subject to the rights of any other preferred stock the company may issue ranking senior to the Series A Preferred, if any, be entitled to preferential quarterly dividends equal to the greater of $10.00, or subject to certain adjustments, 100 times the dividend declared per share of First of America Common Stock. Upon liquidation of the company, holders of Series A Preferred will, subject to the rights of senior securities, be entitled to a preferential liquidation payment equal to $190.00 per share, plus accrued and unpaid dividends. In the event of any merger, consolidation, or other transaction in which shares of First of America Common Stock are exchanged, each share of Series A Preferred will, subject to the rights of senior securities, be entitled to receive 100 times the amount received per share on common stock. The rights of the Series A Preferred are protected by customary antidilution provisions.

NOTE 13: STOCK OPTION PLANS

    First of America maintains two stock option plans: the First of America Bank Corporation Restated 1987 Stock Option Plan (the 1987 Plan) and the First of America Bank Corporation Stock Compensation Plan (the 1996 Plan). The 1996 Plan was approved at the Annual Shareholders meeting on April 17, 1996. The aggregate number of shares of First of America Common Stock that may be issued, pursuant to the exercise of options and restricted stock granted under the 1996 Plan, will not exceed 3,000,000 shares. The 1987 Plan only provides for non-qualified options.

    Eligible participants may be granted incentive stock options, non-qualified stock options or restricted stock under the 1996 Plan. The Nominating and Compensation Committee has full and final authority in its discretion to determine all matters relating to awards under each of the Plans. None of the members of the Nominating and Compensation Committee are eligible to participate in either of the Plans.

    As of the 1996 Plan's effective date, February 21, 1996, no further options will be granted under the 1987 Plan, although options previously granted will continue in effect until they are exercised, are forfeited or expire. The options granted under the 1987 Plan are exercisable during a ten year period and vest over a three year period, beginning on the date granted and were granted at prices not less than the fair market value on the date of grant.

    The options granted under the 1996 Plan, at fair market value, will vest one third upon the attainment of each of three market price targets. The options have a ten year term and may be exercised on or after October 29, 1997.

    A summary of the status of First of America's stock option transactions under the Plans as of December 31, 1996, 1995 and 1994, and the changes during the years ended on those dates is presented below:

                                                      1996                          1995            1994
-----------------------------------------------------------------------------------------------------------
                                                        Weighted-            Weighted-            Weighted-
                                                         Average              Average              Average
                                                        Exercise             Exercise             Exercise
  Options (number of shares in thousands):     Shares     Price     Shares     Price     Shares     Price
-----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year.............  1,456     $32.13     1,247     $28.34       954     $27.25
Granted*.....................................    506      54.47       325      43.25       296      33.00
Converted options from acquisition...........     --       0.00        --       0.00        25      11.30
Exercised....................................   (195)     28.79      (102)     20.72       (23)     19.86
Forfeited....................................    (10)     40.88       (14)     35.29        (5)     35.93
                                               -----                -----                -----
Outstanding at end of year...................  1,757      38.88     1,456      32.13     1,247      28.34
-----------------------------------------------------------------------------------------------------------
Exercisable at year end......................  1,003                  925                  779
-----------------------------------------------------------------------------------------------------------
Weighted-average exercise price of options
  granted during the year....................            $54.47                43.25                33.00
-----------------------------------------------------------------------------------------------------------
Weighted-average fair value of options
  granted during the year....................            $11.18                 7.88                 7.34
-----------------------------------------------------------------------------------------------------------

* All options granted during 1996, represent nonqualified stock options under the Plan.

    Under the 1996 Plan, First of America issued and had outstanding 62,000 shares of restricted stock as of December 31, 1996.

    As of December 31, 1996, First of America adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is required to disclose pro forma net income and earnings per share both for 1996 and 1995 as if compensation expense relative to the fair value of options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996, 1995 and 1994, respectively: a seven year expected life for all years; expected volatility of 21.3 percent, 22.2 percent and 22.9 percent, respectively; risk-free interest rates of 6.2 percent, 7.5 percent and 7.5 percent; and expected dividend yields of 8.0 percent, 8.4 percent and 8.7 percent. Had compensation cost for the Company's option plans been determined and recorded consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

($ in thousands)                                               1996       1995
---------------------------------------------------------------------------------
NET INCOME
As reported.................................................  $256,886    236,708
Pro forma...................................................   255,249    236,197
---------------------------------------------------------------------------------
EARNINGS PER SHARE
As reported.................................................     $4.16       3.73
Pro forma...................................................      4.13       3.72
---------------------------------------------------------------------------------

    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

  ------------------------------------------------------------------------------------------------
                                  Options Outstanding                     Options Exercisable
  ------------------------------------------------------------------------------------------------
       Range          Number       Weighted-Avg.                        Number
        of          Outstanding      Remaining       Weighted-Avg.    Exercisable   Weighted-Avg.
      Prices        at 12/31/96   Contractual Life   Exercise Price   at 12/31/96   Exercise Price
  ------------------------------------------------------------------------------------------------
  $11.30                    32             1.0           $11.30               32        $11.30
   16.00 to 28.00      417,975             3.6            22.09          417,975         22.09
   32.00 to 43.25      833,185             7.8            37.84          581,855         36.80
   54.44 to 57.25      505,850             9.9            54.47            3,150         57.25
                     ---------                                         ---------
                     1,757,042             7.4            38.88        1,003,012         28.79
  ------------------------------------------------------------------------------------------------

NOTE 14: DIVIDENDS FROM BANKING SUBSIDIARIES

    Dividends paid to First of America by its bank subsidiaries amounted to $357,800,000 in 1996, $337,407,000 in 1995 and $173,350,000 in 1994. Banking
regulations limit the amount of dividends that First of America's banking subsidiaries can declare during 1997 to the 1997 net profits, as defined in the Federal Reserve Act, plus retained net profits for 1996 and 1995. In recent years, First of America requested and obtained regulatory approval to exceed banking regulation limits for certain subsidiary banks, based largely on the well capitalized position of those banks. As a result, the retained net profits for 1996 and 1995 were a negative $111 million. Under the FDIC Improvement Act of 1993, there are strong incentives to maintaining a bank's capital at the "well capitalized" level.

NOTE 15: CAPITAL ADEQUACY

    First of America Bank Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on First of America's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First of America must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Management believes that as of December 31, 1996, First of America met all capital adequacy requirements to which it is subject.

    Risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies were fully phased in at the end of 1992. The minimum ratio of qualifying total capital to risk-weighted assets, (including certain off-balance sheet items, such as standby letters of credit) under the fully phased-in guidelines is 8 percent. At least half of the total capital must be comprised of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests, and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and reserves for credit losses. In addition, the federal banking agencies have established minimum leverage ratio (Tier 1 capital to total average assets less goodwill and certain other intangibles) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3 percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest supervisory rating. All other banking organizations are required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities. Under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the scope and degree of regulatory intervention is linked to the level of capital and the supervisory rating of the institution. Prompt corrective action can include limitations on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the FDlC, and (in severe cases) the appointment of a conservator or receiver.

    As of December 31, 1996, the most recent notification from the Federal Reserve categorized First of America as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed First of America's category.

    The following table summarizes First of America Bank Corporation's and its significant subsidiaries' actual capital and the capital that would be required to maintain ratios indicated as of December 31, 1996 and 1995:

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                            For Capital         Prompt Corrective
                                                       Actual            Adequacy Purposes      Action Provisions
------------------------------------------------------------------------------------------------------------------
                                                                         Minimum                Minimum
                                                  Capital      Ratio     Capital      Ratio     Capital      Ratio
($ in thousands)                                   Amount        %       Required       %       Required       %
------------------------------------------------------------------------------------------------------------------
As of December 31, 1996:
Total Capital (to Risk-Weighted Assets):
  First of America Bank Corporation..........    $2,110,473    13.19    $1,280,315    8.00     $1,600,394    10.00
  First of America Bank-Michigan, N.A........     1,079,110    11.36       759,091    8.00        948,864    10.00
  First of America Bank-Illinois, N.A........       498,106    10.68       373,090    8.00        466,363    10.00
Tier 1 Capital (to Risk-Weighted Assets):
  First of America Bank Corporation..........     1,561,598     9.76       640,157    4.00        960,236     6.00
  First of America Bank-Michigan, N.A........       960,124    10.11       379,546    4.00        569,319     6.00
  First of America Bank-Illinois, N.A........       439,531     9.43       186,545    4.00        279,818     6.00
Tier 1 Leverage Ratio:
  First of America Bank Corporation..........     1,561,598     7.15       872,836    4.00      1,091,044     5.00
  First of America Bank-Michigan, N.A........       960,124     7.43       517,374    4.00        646,717     5.00
  First of America Bank-Illinois, N.A........       439,531     6.77       259,838    4.00        324,797     5.00
------------------------------------------------------------------------------------------------------------------
As of December 31, 1995:
Total Capital (to Risk-Weighted Assets):
  First of America Bank Corporation..........    $2,115,254    12.89    $1,312,439    8.00     $1,640,549    10.00
  First of America Bank-Michigan, N.A........     1,044,830    11.29       740,051    8.00        925,064    10.00
  First of America Bank-Illinois, N.A........       569,208    11.27       404,041    8.00        505,051    10.00
Tier 1 Capital (to Risk-Weighted Assets):
  First of America Bank Corporation..........     1,562,239     9.52       656,220    4.00        934,329     6.00
  First of America Bank-Michigan, N.A........       928,242    10.04       370,026    4.00        555,038     6.00
  First of America Bank-Illinois, N.A........       506,077    10.02       202,020    4.00        303,031     6.00
Tier 1 Leverage Ratio:
  First of America Bank Corporation..........     1,562,239     6.70       932,812    4.00      1,166,015     5.00
  First of America Bank-Michigan, N.A........       928,242     7.00       530,642    4.00        663,303     5.00
  First of America Bank-Illinois, N.A........       506,077     7.11       284,657    4.00        355,822     5.00
------------------------------------------------------------------------------------------------------------------

NOTE 16: EMPLOYEE PENSION PLAN

    First of America and its subsidiaries have a defined benefit pension plan that covers substantially all of its salaried employees. Benefits are based on years of service and the employee's compensation.

    Pension costs for the years 1996 and 1995 were calculated based on Financial Accounting Standards Board Statement No. 87 "Employers' Accounting for Pensions." Pension costs for the years ended December 31, 1996, 1995, and 1994 equaled $2,794,000, $3,980,000 and $8,073,000, respectively.

    The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995.

                                                                 December 31,
--------------------------------------------------------------------------------
($ in thousands)                                               1996      1995
--------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
  Accumulated benefit obligation, including vested benefits
    of $303,786 for 1996 and $304,707 for 1995..............  $312,448   312,916
--------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date...  $376,764   379,131
Plan assets at fair value, primarily listed stocks and U.S.
  Bonds.....................................................   513,864   438,752
                                                              --------   -------
Projected benefit obligation less than plan assets..........   137,100    59,621
Unrecognized net (gain)/loss................................   (97,131)  (33,192)
Unrecognized prior service cost.............................    18,832    21,367
Unrecognized net assets being recognized over 15 years......   (11,966)  (13,953)
                                                              --------   -------
Prepaid pension.............................................  $ 46,835    33,843
--------------------------------------------------------------------------------
NET PENSION COST INCLUDED THE FOLLOWING COMPONENTS:
Service cost................................................  $ 15,868    11,426
Interest cost on projected benefit obligation...............    26,555    24,689
Actual return on plan assets................................   (75,333)  (86,421)
Net amortization and deferral...............................    35,884    54,286
--------------------------------------------------------------------------------
Net periodic pension cost...................................  $  2,974     3,980
--------------------------------------------------------------------------------

    First of America's weighted-average discount rate was 7.75 percent at December 31, 1996 and 7.50 percent at December 31, 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.75 percent at year-end 1996 and 5.50 percent at year-end 1995. The expected long term rate of return on assets was
9.50 percent at December 31, 1996 and 1995. The assumed rates in place at each year-end are used to determine the net periodic pension cost for the following year.

NOTE 17: OTHER POSTRETIREMENT BENEFITS

    First of America and its subsidiaries have a Retiree Medical Plan which provides a portion of retiree medical care premiums. First of America's level of contribution is based on an age and service formula.

    The following table presents the plan's funded status reconciled with amounts recognized in First of America's Consolidated Balance Sheets for December 31, 1996 and 1995:

                                                                 December 31,
--------------------------------------------------------------------------------
($ in thousands)                                               1996      1995
--------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:
Retirees....................................................  $(16,883)  (17,932)
Fully eligible active plan participants.....................    (6,801)   (7,065)
Other active plan participants..............................   (10,151)   (8,901)
                                                              --------   -------
                                                               (33,835)  (33,898)
Plan assets at fair value...................................        --        --
                                                              --------   -------
Accumulated postretirement benefit obligation in excess of
  plan assets...............................................   (33,835)  (33,898)
Unrecognized prior service cost.............................    (3,901)   (4,700)
Unrecognized net (gain) loss................................    (1,306)     (857)
--------------------------------------------------------------------------------
Accrued postretirement benefit cost included in other
  liabilities...............................................  $(39,042)  (39,455)
--------------------------------------------------------------------------------
NET PERIOD POSTRETIREMENT BENEFIT COST FOR 1996 AND 1995
  INCLUDE THE FOLLOWING COMPONENTS:
--------------------------------------------------------------------------------
Service cost................................................  $    977     1,092
Interest cost...............................................     2,517     2,992
Net amortization and deferral...............................      (798)     (524)
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost....................  $  2,696     3,560
--------------------------------------------------------------------------------

    For measurement purposes of the accrued postretirement benefit cost included in other liabilities, 9.52 percent and 10.03 percent annual rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) were assumed at December 31, 1996 and 1995, respectively; the 1996 rate was further assumed to decline evenly to 6.00 percent by 2004. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was
7.75 percent at December 31, 1996 and 7.50 percent at December 31, 1995. To determine First of America's net periodic postretirement benefit cost for 1996 and 1995, a weighted average discount rate of 7.50 percent and 8.00 percent, respectively, and the health care trend rate of 10.03 percent and 10.36 percent, respectively, were used. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by
2.80 percent and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1996 by 2.10 percent.

NOTE 18: INCOME TAXES

($ in thousands)                                               1996      1995      1994
------------------------------------------------------------------------------------------
Current:
  U.S. Federal..............................................  $121,497   125,611   103,124
  State and local...........................................     7,194     8,390     5,186
------------------------------------------------------------------------------------------
                                                               128,691   134,001   108,310
------------------------------------------------------------------------------------------
Deferred:
  U.S. Federal..............................................    (2,943)   (6,861)       95
  State and local...........................................       709      (511)   (5,789)
------------------------------------------------------------------------------------------
                                                                (2,234)   (7,372)   (5,694)
------------------------------------------------------------------------------------------
Income taxes attributable to income from continuing
  operations................................................   126,457   126,629   102,616
Shareholders' equity, for market value adjustments on
  investment securities available for sale..................    (9,292)   28,885   (32,296)
------------------------------------------------------------------------------------------
Total income taxes..........................................  $117,165   155,514    70,320
------------------------------------------------------------------------------------------

    As a result of the following, income tax expense attributable to income from continuing operations differed from the "expected" amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations:

($ in thousands)                                               1996      1995      1994
------------------------------------------------------------------------------------------
Computed "expected" tax expense.............................  $134,170   127,168   113,092
Increase (reduction) in income taxes resulting from:
  Tax exempt municipal obligations income...................   (10,615)   (9,277)   (9,904)
  Other, net*...............................................     2,902     8,738      (572)
------------------------------------------------------------------------------------------
Income taxes attributable to income from continuing
  operations................................................  $126,457   126,629   102,616
------------------------------------------------------------------------------------------

* Other, net contains no single item that exceeds five percent of the amount calculated by multiplying income before income taxes time 35 percent (the current federal statutory rate).

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:

                                                                 December 31,
--------------------------------------------------------------------------------
($ in thousands)                                               1996      1995
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Allowances for loan losses..................................  $ 88,496    83,846
Deferred compensation.......................................     9,141     8,135
Deferred loan fees..........................................     7,974     9,392
Other.......................................................    19,049    25,109
                                                              --------   -------
Total gross deferred tax assets.............................   124,660   126,482
                                                              --------   -------
DEFERRED TAX LIABILITIES:
Premise and equipment, due to differences in depreciation...    (8,605)  (10,969)
Market value adjustment on securities available for sale....    (4,561)  (13,853)
Tax loan loss reserve to be recaptured......................    (5,894)  (11,698)
Other.......................................................   (14,632)  (10,520)
                                                              --------   -------
Total gross deferred liabilities............................   (33,692)  (47,040)
--------------------------------------------------------------------------------
Net deferred tax asset......................................  $ 90,968    79,442
--------------------------------------------------------------------------------

NOTE 19: EARNINGS PER SHARE CALCULATION

    The weighted average number of shares used in the determination of earnings per share were:

                                                                   1996          1995          1994
------------------------------------------------------------------------------------------------------
Common and common equivalents...............................    61,775,353    63,500,784    59,811,568
------------------------------------------------------------------------------------------------------

    Common and common equivalents per share amounts were calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the respective periods adjusted for the portion of stock options which were considered common equivalents, 412,585 in 1996, 279,856 in 1995 and 281,498 in 1994.

    On December 31, 1996 and 1995, there were 59,813,234 and 63,283,857 common shares outstanding, respectively. For the same dates, a maximum of 100,000,000 shares of $10 par value common stock was authorized.

NOTE 20: COMMITMENTS AND CONTINGENT LIABILITIES

    First of America and its subsidiaries are routinely engaged in litigation, both as plaintiff and defendant, which is incident to their business, and in certain proceedings, claims or counter-claims have been asserted against the Registrant's subsidiaries. Management, after consultation with legal counsel, does not currently anticipate that the ultimate liability, if any, arising out of such litigation and threats of litigation will have a material effect on the financial position, results of operations or liquidity of the Registrant.

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

    A summary of the contract or notional amounts of these financial instruments at December 31, is as follows:

($ in thousands)                                                  1996          1995
--------------------------------------------------------------------------------------
Commitments on unused credit card lines.....................  $ 8,115,335    8,686,390
Other commitments to extend credit..........................    3,410,017    2,930,624
Mortgages sold with recourse................................       61,986       79,952
Mortgage loan sale commitments..............................      133,727      125,000
Standby letters of credit...................................      584,408      366,829
Commercial letters of credit................................        5,345        5,280
Foreign exchange contracts..................................        6,685       17,248
Interest rate swaps.........................................       80,000      105,507
--------------------------------------------------------------------------------------
Total.......................................................  $12,397,503   12,316,830
--------------------------------------------------------------------------------------

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amount included in the preceding table does not necessarily represent future cash requirements. At December 31, 1996, other commitments to extend credit were comprised of $2,382,028,000 in unused commercial loan commitments, $474,357,000 in commitments to fund commercial real estate, construction and land development of which

$466,189,000 was secured by real estate, and $553,632,000 in home equity lines of credit. Collateral held on these instruments varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

    First of America has sold mortgage loans to the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and other savings institutions with full recourse. The total unpaid principal balances of these loans were $59.3 million at December 31, 1996 and are not included in the accompanying consolidated balance sheets. Mortgage loan sale commitments represent agreements to deliver mortgage loans to investors in future periods.

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

    At December 31, 1995, First of America had interest rate swaps with a total notional value of $105.5 million of which $8.5 million was a hedge against certain certificates of deposit, $75.0 million as a hedge against long term debt with the remainder as a hedge against certain other deposits and borrowings. Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. The following table outlines First of America's interest rate caps and interest rate swaps at December 31, 1996.

INTEREST RATE SWAPS AND INTEREST RATE CAPS
($ in thousands)

                                                                                                Net Interest
                                                  Weighted                                         Income
                                          Fair    Average       Average          Average           Impact
                              Notional   Market   Maturity   Rate Received      Rate Paid      --------------
Hedged Asset/Liability         Amount    Value     (Mos.)    Variable/Fixed   Variable/Fixed   1996     1995
-------------------------------------------------------------------------------------------------------------
Interest Rate Swaps:
  Rising Rate CDs...........  $    --       --        --            --%           --%          $--     (1,158)
  Market Rate CDs*..........       --       --        --            --            --           (65)      (808)
  FHLB advance..............       --       --        --            --            --            --         25
  FirstRate Fund deposits...       --       --        --            --            --           (41)        (9)
  Bank notes................   30,000      602       7.4          5.80/          5.51/         (17)        24
                                                                 fixed         variable
  Long term debt............   50,000     (366)     13.0          5.60/          5.60/         (47)      (894)
                                                                 fixed         variable
Interest rate caps..........       --       --        --            --            --            --     (1,150)
-------------------------------------------------------------------------------------------------------------
Total.......................  $80,000      236      10.9                                       (170)   (3,970)
-------------------------------------------------------------------------------------------------------------

* This represents a basis swap.

    At December 31, 1996, there were no deferred losses included in other assets from the termination of interest rate swaps. Additionally, during 1996, no losses were recognized in earnings related to interest rate swaps which were marked-to-market.

    Interest rate caps are agreements to make payments for interest rate differentials between an index rate and a specified maximum rate, computed on notional amounts. First of America utilized interest rate caps in an attempt to manage its interest rate risk. As of December 31, 1996 and 1995, First of America had no outstanding interest rate caps.

NOTE 21: FAIR VALUE DISCLOSURE

    SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of these instruments.

    For purposes of this disclosure, estimated fair value of financial instruments with short-term maturities is assumed to equal the recorded book value. These financial instruments include cash and short term investments, accrued interest receivable and payable and short term borrowings. Estimated fair value for other financial instruments were determined as follows:

SECURITIES:

    Fair values for Available for Sale securities were based on quoted market prices. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

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

LONG TERM BORROWINGS:

    Fair values for First of America's long term debt (other than deposits) was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt with the same remaining maturities.

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

    The estimated fair values of First of America's financial instruments for which the fair value differs from the recorded book value for December 31, 1996 and 1995 were as follows:

                                                          December 31, 1996                 December 31, 1995
------------------------------------------------------------------------------------------------------------------
                                                      Recorded        Estimated         Recorded        Estimated
($ in millions)                                      Book Value       Fair Value       Book Value       Fair Value
------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Securities, Available for Sale................        $  4,562           4,562            5,061            5,061
Loans, net....................................          14,695          14,682           15,734           15,825
Loans held for sale...........................             108             110              101              104
FINANCIAL LIABILITIES:
Deposits*.....................................         (17,619)        (17,635)         (19,342)         (19,422)
Long term borrowings..........................            (521)           (542)            (490)            (520)
Off-balance sheet commitments.................              --              23               --               18
------------------------------------------------------------------------------------------------------------------

* SFAS No. 107 defines the fair value of demand deposits as the amount payable on demand and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time.

NOTE 22: CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

    The balance sheets for December 31, 1996 and 1995, and the statements of income and statements of cash flows for the three years ended December 31, 1996 follow.

                                                                   December 31,
------------------------------------------------------------------------------------
($ in thousands)                                                 1996        1995
------------------------------------------------------------------------------------
BALANCE SHEETS
ASSETS
Cash and interest bearing deposits held by subsidiary
  banks.....................................................  $  213,026     209,532
Investment in subsidiaries..................................   1,825,862   1,918,540
Other assets................................................     196,009     170,613
------------------------------------------------------------------------------------
Total assets................................................  $2,234,897   2,298,685
------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities......................  $   90,699      87,623
Long term debt..............................................     360,000     383,081
                                                              ----------   ---------
Total liabilities...........................................     450,699     470,704
                                                              ----------   ---------
SHAREHOLDERS' EQUITY
Common stock................................................     598,132     632,839
Surplus.....................................................     145,950     283,409
Net unrealized gain on securities available for sale, net of
  tax expense of $4,561 for 1996 and $13,853 for 1995.......       8,438      25,939
Retained earnings...........................................   1,031,678     885,794
                                                              ----------   ---------
Total shareholders' equity..................................   1,784,198   1,827,981
------------------------------------------------------------------------------------
Total liabilities and shareholders' equity..................  $2,234,897   2,298,685
------------------------------------------------------------------------------------

                                                                Year Ended December 31,
------------------------------------------------------------------------------------------
($ in thousands)                                               1996      1995      1994
------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
INCOME
Dividends from subsidiaries.................................  $360,800   337,407   175,350
Interest and other income...................................   361,985   339,863   262,615
                                                              --------   -------   -------
Total operating income......................................   722,785   677,270   437,965
                                                              --------   -------   -------
EXPENSES
Interest on borrowed money..................................    30,638    33,600    27,793
Salaries and employee benefits..............................   180,682   159,461   151,766
Amortization of intangibles.................................     5,577     5,692     5,974
Other operating expenses....................................   197,433   199,162   139,853
                                                              --------   -------   -------
Total operating expenses....................................   414,330   397,915   325,386
                                                              --------   -------   -------
Income before income taxes and undistributed earnings of
  subsidiaries..............................................   308,455   279,355   112,579
Applicable income tax benefit...............................    18,150    19,291    22,609
                                                              --------   -------   -------
Net income before equity in undistributed earnings (losses)
  of subsidiaries...........................................   326,605   298,646   135,188
Equity in undistributed earnings (losses) of subsidiaries...   (69,719)  (61,938)   85,315
------------------------------------------------------------------------------------------
Net income..................................................  $256,886   236,708   220,503
------------------------------------------------------------------------------------------

($ in thousands)                                                1996        1995       1994
---------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 256,886    236,708    220,503
Adjustment to reconcile net income to net cash provided by
  operating activities......................................     69,084    113,558    (13,723)
                                                              ---------   --------   --------
Net cash from operating activities..........................    325,970    350,266    206,780
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Premises and equipment purchased............................    (12,215)   (33,157)   (24,845)
Proceeds from sale of premises & equipment..................      5,467      8,444      4,974
(Acquisition)/sale of affiliates............................         --         --         --
Capital infusions, net of redemptions.......................     (5,461)   (31,797)  (112,850)
                                                              ---------   --------   --------
Net cash used in investing activities.......................    (12,209)   (56,510)  (132,721)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long term debt....................         --         --    438,000
Repayment of long term debt.................................    (23,081)   (33,339)  (261,195)
Proceeds from issuance of common stock......................     (1,148)     2,105        460
Repurchase of common stock..................................   (175,228)        --   (123,373)
Dividends paid..............................................   (110,810)  (107,429)   (96,670)
Other, net..................................................         --       (319)      (268)
                                                              ---------   --------   --------
Net cash provided by financing activities...................   (310,267)  (138,982)   (43,046)
                                                              ---------   --------   --------
Net increase in cash........................................      3,494    154,774     31,013
Cash at beginning of year...................................    209,532     54,758     23,745
---------------------------------------------------------------------------------------------
Cash at year end............................................  $ 213,026    209,532     54,758
---------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION (Unaudited)

                                               1996          1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------
STOCK DATA
Book value per common share:
Primary...................................  $     29.83        28.89        25.12        25.60        22.12
Fully Diluted.............................        29.83        28.89        25.12        25.60        22.49
Common shares outstanding:
Weighted average..........................   61,775,353   63,500,784   59,811,568   57,416,771   54,841,762
Year end..................................   59,813,234   63,283,857   62,849,209   59,520,710   57,014,244
Market price of Common Stock:
High......................................  $    60.750       46.125       40.125       42.875       37.875
Low.......................................       41.375       29.500       29.750       36.500       29.000
Year end..................................       60.125       44.375       30.000       39.250       37.875
Number of shares traded (in thousands)....       22,841       19,427       18,313       13,708       14,284
Price earnings ratio*.....................         14.5x        11.9          8.1          9.3         15.4
Dividend yield (at year end)..............         3.13%        3.97         5.60         4.08         3.70
Dividend payout ratio.....................        43.03        45.58        43.90        35.71        53.25
NON-FINANCIAL DATA
Number of common shareholders*............       30,200       31,300       30,900       28,400       23,800
Number of banking subsidiaries*...........            4            4            8           20           23
Number of banking offices*................          604          613          630          572          551
Number of employees (FTE)*................       12,148       12,690       13,307       13,330       12,940
Number of automated teller machines*......          721          675          647          546          498
RETURN ON EQUITY AND ASSETS
Return on average total assets............         1.16%        1.00         0.98%        1.20         0.75
Return on average common shareholders'
  equity..................................        14.39        13.89        14.44        18.01        11.67
Return on average total shareholders'
  equity..................................        14.39        13.89        14.44        17.50        11.38
Average common shareholders' equity as a
  percent of total average assets.........         8.04         7.17         6.77         6.52         5.91
Average shareholders' total equity as a
  percent of total average assets.........         8.04         7.17         6.77         6.88         6.63
-----------------------------------------------------------------------------------------------------------

* Prior years numbers not restated.

QUARTERLY INFORMATION (Unaudited)
($ in millions except per share data)

                                                   1996 Quarters                         1995 Quarters
-----------------------------------------------------------------------------------------------------------------


                                         Fourth    Third    Second    First    Fourth    Third    Second    First
-----------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Total interest income................   $409.0  412.1     415.4     427.0    437.5     442.0    460.6     456.4
Total interest expense...............    183.8  186.6     190.1     200.6    210.6     217.4    226.3     218.3
-----------------------------------------------------------------------------------------------------------------
Net interest income..................    225.2  225.5     225.3     226.4    226.9     224.6    234.3     238.1
Provision for loan losses............     23.6   21.9      23.2      24.6     27.7      21.4     22.0      20.5
-----------------------------------------------------------------------------------------------------------------
Net interest income after
  provision..........................    201.6  203.6     202.1     201.8    199.2     203.2    212.3     217.6
-----------------------------------------------------------------------------------------------------------------
Non-interest income:
Service charges on deposit
  accounts...........................     29.7   29.0      27.6      26.1     25.6      25.3     25.1      24.3
Trust income.........................     29.5   28.1      29.1      27.4     24.8      24.4     23.3      21.7
Investment securities transactions...      0.3   (0.1)     (0.5)     (0.3)     1.0       0.5      0.1      (1.5)
Other operating income...............     70.7   42.0      39.8      41.0     49.4      42.0     35.0      25.1
-----------------------------------------------------------------------------------------------------------------
Total non-interest income............    130.2   99.0      96.0      94.2    100.8      92.2     83.5      69.6
-----------------------------------------------------------------------------------------------------------------
Non-interest expense:
Salaries and wages...................     97.0   96.5      93.6      90.5     85.9      86.3     90.9      93.2
Employee benefits....................     19.9   17.6      18.2      20.8     16.2      16.4     19.9      22.2
-----------------------------------------------------------------------------------------------------------------
Total personnel costs................    116.9  114.1     111.8     111.3    102.1     102.7     10.8     115.4
Occupancy, net.......................     16.1   16.6      15.3      16.8     16.9      15.8     15.1      16.3
Equipment............................     14.6   14.8      14.3      14.7     15.2      14.9     14.5      14.7
Data processing......................      5.4    4.6       4.5       4.7      4.8       4.5      4.7       4.8
Amortization of intangibles..........      7.6    5.3       5.2       5.2      5.3       5.3      5.4       5.3
Other operating expenses.............     47.8   72.5      52.2      52.8     54.1      50.1     58.5      58.1
-----------------------------------------------------------------------------------------------------------------
Total non-interest expense...........    208.4  227.9     203.3     205.5    198.4     193.3    209.0     214.6
-----------------------------------------------------------------------------------------------------------------
Income before income tax.............    123.4   74.7      94.8      90.5    101.6     102.1     86.8      72.6
Applicable income tax expense........     39.4   23.7      32.5      30.9     35.6      35.4     30.3      25.3
-----------------------------------------------------------------------------------------------------------------
Net income...........................    $84.0   51.0      62.3      59.6     66.0      66.7     56.5      47.3
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
Earnings per common share............    $1.38   0.84      1.00      0.94     1.04      1.05     0.89      0.75
Common stock cash dividend paid......     0.47   0.44      0.44      0.44     0.44      0.42     0.42      0.42
Market price of Common Stock:
High.................................     60.750 53.375    47.75     46.500   46.125    45.250   38.000    34.250
Low..................................     51.625 43.625    43.750    41.375   41.750    36.375   33.125    29.500
Period-end...........................     60.125 52.625    44.750    46.375   44.375    42.875   37.125    33.625
-----------------------------------------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information under the headings "Election of Directors" on pages 2 through 4 and "Other Matters" on page 30 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1997. Such information is incorporated herein by reference. The information concerning executive officers of the Registrant appears on page 6 in
Part I of this document.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to those portions of the information under the heading "Executive Compensation," other than the "Compensation Committee Report on Executive Compensation" and the "Performance Graph," on pages 6 through 21 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1997. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1997 under the headings "Principal Shareholders" on pages 1 and 2, and "Election of Directors" on pages 2 through 4 regarding ownership of the Registrant's securities. Such information in incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information under the heading "Interest of Management in Certain Transactions" on page 21 of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1997. Such information in incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

        1. Financial Statements
           Report of Independent Auditors
           Consolidated Balance Sheets -- December 31, 1996 and 1995 Consolidated Statements of Income -- three years ended December 31, 1996
           Consolidated Statements of Changes in Shareholders' Equity -- three years ended December 31, 1996
           Consolidated Statements of Cash Flows -- three years ended December 31, 1996
           Notes to Consolidated Financial Statements

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

             Not applicable

           (3) Articles of Incorporation and Bylaws

             A. A copy of the Bylaws of the Registrant as currently in effect was filed as Exhibit (3) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10534) for the quarter ended March 31, 1996, and is incorporated herein by reference.

             B. A copy of the Restated Articles of Incorporation of the Registrant was filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10534) for the quarter ended September 30, 1992, and is incorporated herein by reference.

           (4) Instruments defining the rights of security holders, including indentures.

             A. Instruments defining the rights of security holders are included in the Registrant's Articles of Incorporation and Bylaws. See (3) A and B, above.

             B. A copy of the Rights Agreement between the Registrant and First of America Bank -- Michigan, N.A., as Rights Agent, dated as of July 18, 1990, was filed as Exhibit (4) to the Registrant's Current Report on Form 8-K (Commission File No. 0-6469), dated July 18, 1990, and is incorporated herein by reference.

             C. A copy of the Subordinated Indenture between the Registrant, as Issuer, and First Trust National Association, as Trustee, dated as of November 1, 1991, was filed as Exhibit (4)C to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10534) for the year ended December 31, 1991, and is incorporated herein by reference, and a copy of the First Supplemental Indenture dated as of July 1, 1994 was filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (Commission File No. 1-10534) dated July 25, 1994, and is incorporated herein by reference.

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

             A. A copy of the Three-Year Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement") dated March 25, 1994, among the Registrant and the several lenders named therein was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10534) for the quarter ended March 31, 1994 and is incorporated herein by reference. The First Amendment dated December 9, 1994, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-10534) and is incorporated herein by reference. The Second Amendment to the Credit Agreement dated February 15, 1996, was filed as Exhibit
         (10)A to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10534) for the year ended December 31, 1995 and is incorporated herein by reference.

             B.* A copy of the First of America Bank Corporation Annual Incentive Compensation Plan for Key Corporate and Affiliate Executives, in which the Registrant's executive officers participate, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-6469) for the year ended December 31, 1988 and is incorporated herein by reference, and a copy of the Amendment to this plan was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-6469) dated September 30, 1990, and is incorporated herein by reference.

             C.* A copy of the Registrant's Excess Benefit Plan as restated, effective January 1, 1994 and in which the Registrant's executive officers participate is filed herewith.

             D.* A copy of the Registrant's Supplemental Retirement Plan amended to date and in which the Registrant's executive officers participate is filed herewith.

             E.* A copy of the Registrant's Supplemental Savings Plan as amended and restated January 1, 1994, in which the Registrant's executive officers participate is filed herewith.

             F.* A copy of the Restated First of America Bank Corporation 1987 Stock Option Plan, as amended to date and in which the Registrant's executive officers participate is filed herewith.

             G.* A copy of First of America's Long-Term Incentive Plan as amended and restated for performance periods commencing July 1, 1988, and thereafter, in which the Registrant's executive officers participate, was filed as Exhibit (10F) to the Registrant's Registration Statement on Form S-4 filed July 28, 1988 (Reg. No. 33-23365) and is incorporated herein by reference, and a copy of the Amendment to this document was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-6469) dated September 30, 1990, and is incorporated herein by reference.

             H.* A copy of the composite form of the Management Continuity Agreements dated November 20, 1996, entered into by the Registrant and its executive officers is filed herewith.

             I.* Copies of the composite forms of the Management Continuity Agreements dated February 15, 1995, entered into by the Registrant or a subsidiary and certain senior officers was filed as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 1-10534) for the year ended December 31, 1994 and are incorporated herein by reference.

             J.* A copy of the Executive Management Plans Trust Agreement dated July 19, 1995 between the Registrant and Wachovia Bank of North Carolina, N.A. intended to fund benefits under the Management Continuity Agreements (see Exhibits (10)H and (10)I above) is filed herewith.

             K.* A copy of First of America Bank Corporation Stock Compensation Plan, as amended to date and in which the Registrant's executive officers participate is filed herewith.

             L.* A copy of the First of America Bank Corporation Director Deferred Compensation Plan, effective April, 1996, was filed as Exhibit
         (10) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10534) for the quarter ended March 31, 1996, and is incorporated herein by reference.

             M. A copy of the Clearing, Custody and Financing Agreement between the Registrant and BankAmerica is filed herewith.

             N. A copy of the General Loan and Collateral Agreement between the Registrant and Chemical Bank is filed herewith.

             O. A copy of the Broker Loan Pledge and Security Agreement between the Registrant and First National Bank of Chicago is filed herewith.

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

           (21) Subsidiaries of the Registrant

        The subsidiaries of the Registrant as of the date of this document are as follows:

                            Name                                   Place of Incorporation
-----------------------------------------------------------------------------------------
First of America Bank -- Indiana                                   Indiana
First of America Bank -- Illinois, N.A.                            United States
First of America Bank -- Michigan, N.A.                            United States
First of America Bank -- Florida, FSB                              Florida
First of America Brokerage Service, Inc.                           Michigan
First of America Community Development Corporation                 Michigan
First of America Insurance Company                                 Arizona
First of America Loan Services, Inc.                               Michigan
First of America Mortgage Company                                  Michigan
First of America Investment Corporation                            Michigan
First of America Securities, Inc.                                  Michigan
First of America Trust Company                                     Illinois
FOA Investco -- Michigan, Inc.                                     Michigan
CNB Investment Company                                             Michigan
New England Trust Company                                          Rhode Island
First of America Insurance Group -- Michigan, Inc.                 Michigan
First of America Insurance Group -- Illinois, Inc.                 Illinois

           (22) Published report regarding matters submitted to a vote of security holders.

                Not applicable.

           (23) Consents of experts

                Consent of KPMG Peat Marwick

           (24) Power of Attorney

        Power of Attorney signed by various directors of the Registrant authorizing Richard F. Chormann or Thomas W. Lambert to sign this Report on their behalf.

           (27) Financial Data Schedule

        Financial Data Schedule is filed herewith an Exhibit.

           (99) Additional exhibits

                Not applicable.

    (b) Reports on Form 8-K

        No Reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1996.

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

                                         FIRST OF AMERICA BANK CORPORATION

                                         By:     /s/ RICHARD F. CHORMANN

                                          --------------------------------------
                                                   Richard F. Chormann
                                                   Chairman, President
                                               and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                            Title                          Date
                     ---------                                            -----                          ----

              /s/ RICHARD F. CHORMANN                     Director, Chairman, President and        February 21, 1997
---------------------------------------------------       Chief Executive Officer
                Richard F. Chormann

               /s/ THOMAS W. LAMBERT                      Executive Vice President and Chief       February 21, 1997
---------------------------------------------------       Financial Officer (Principal
                 Thomas W. Lambert                        Financial Officer and Principal
                                                          Accounting Officer)

                                   *DIRECTORS

Jon E. Barfield                       Clifford L. Greenwalt                 Daniel R. Smith
John W. Brown                         Dorothy A. Johnson                    Ley S. Smith
Joseph J. Fitzsimmons                 Robert L. Hetzler                     James S. Ware
Joel N. Goldberg                      Martha M. Mertz
            *By: /s/ THOMAS W. LAMBERT
---------------------------------------------------
                 Attorney in Fact

                                EXHIBIT INDEX


Exhibit No.

  10(C)         Excess Benefit Plan as Restated, Effective January 1, 1994

  10(D)         Supplemental Retirement Plan amended to date

  10(E)         Supplemental Savings Plan as Amended & Restated

  10(F) The Restated First of America Bank Corporation 1987 Stock Option Plan as amended to date

  10(H) Composite form of the Management Continuity Agreements dated November 20, 1996

  10(J) Executive Management Plans Trust Agreement between the Registrant and Wachovia Bank of North Carolina N.A.

  10(K) First of America Bank Corporation Stock Compensation Plan as amended to date

  10(M) Clearing Custody and Financing Agreement between the Registrant and BankAmerica

  10(N) General Loan and Collateral Agreement between the Registrant and Chemical Bank

  10(O) Broker Loan Pledge and Security Agreement between the Registrant and First National Bank of Chicago

   23           Consent of KPMG Peat Marwick LLP

   24           Power of Attorney

   27           Financial Data Schedule