Form 10-Q
period 1997-03-31
FIRST OF AMERICA BANK CORP /MI/
filed 1997-05-13
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended                  Commission File No.
            March 31, 1997                          1-10534


                FIRST OF AMERICA BANK CORPORATION
      (Exact name of Registrant as specified in its Charter)


               Michigan                           38-1971791
    (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan           49007
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

                 Class                          Outstanding at
             Common Stock,                      April 30, 1997
             $10 Par Value                        88,129,089

                FIRST OF AMERICA BANK CORPORATION

                              INDEX


    PART I.  FINANCIAL INFORMATION                     Page
                                                        No.

         Consolidated Balance Sheets (Unaudited),
         March 31, 1997 and December 31, 1996 . . .      1

         Consolidated Statements of Income
         (Unaudited) - Three Months Ended March 31,      2
         1997 and 1996. . . . . . . . . . . . . . .

         Consolidated Statements of Cash Flows
         (Unaudited) - Three Months Ended March 31,
         1997 and 1996  . . . . . . . . . . . . . .      3

         Notes to Consolidated Financial Statements
         (Unaudited)  . . . . . . . . . . . . . . .      4

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . .      6



    PART II.  OTHER INFORMATION

                              FIRST OF AMERICA BANK COPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                      March 31    December 31
($ In thousands)                                                        1997         1996
-------------------------------                                       ---------    ---------

ASSETS

Cash and due from banks                                             $   913,201    1,205,962

Money market investments                                                264,667      163,400
Securities:
  Securities available for sale, amortized cost of $4,483,847 at
    March 31, 1997 and $4,549,383 at December 31, 1996                4,456,606    4,562,381

Loans, net of unearned income:
  Consumer                                                            3,575,817    3,774,803
  Commercial, financial and agricultural                              2,776,976    2,722,676
  Commercial real estate                                              3,924,293    3,918,248
  Residential real estate                                             4,383,168    4,531,868
  Loans held for sale, market value of $79,767 at March 31, 1997
  and $109,955 at December 31, 1996                                      78,020      108,411
                                                                     -----------  -----------
     Total loans                                                     14,738,274   15,056,006
     Less: Allowance for loan losses                                    255,776      252,846
                                                                     -----------  -----------
     Net loans                                                       14,482,498   14,803,160

Premises and equipment, net                                             427,792      433,408
Other assets                                                            925,880      893,868
------------------------------------------------------------------- ------------- -----------
TOTAL ASSETS                                                        $21,470,644   22,062,179
=================================================================== ============= ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                              $ 2,985,091    3,009,252
  Interest bearing                                                   14,126,675   14,610,044
                                                                     -----------  -----------
    Total deposits                                                   17,111,766   17,619,296

Securities sold under repurchase agreements                                   --     493,556
Other short term borrowings                                           1,689,646    1,344,434
Long term debt                                                          617,091      521,124
Other liabilities                                                       315,660      299,571
                                                                     -----------  -----------

    Total liabilities                                                19,734,163   20,277,981
                                                                     -----------  -----------
SHAREHOLDERS' EQUITY
Common stock-$10 par value                                              587,193      598,132
Capital surplus                                                          83,836      145,950
Net unrealized gain/(loss) on securities available for sale, net of tax expense of $9,648 at March 31, 1997 and net of tax
  expense of $4,561 at December 31, 1996                                (17,593)       8,438
Retained earnings                                                     1,083,045    1,031,678
                                                                     -----------  -----------
    Total shareholders' equity                                        1,736,481    1,784,198
-------------------------------------------------------------------  -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $21,470,644   22,062,179
=================================================================== ============  ===========
See accompanying notes to consolidated financial statements.

/TABLE

                         FIRST OF AMERICA BANK COPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended,
                                                                   March 31,
($ in thousands except per share data)                          1997       1996
-------------------------------                               ---------  ---------

INTEREST INCOME

Loans and fees on loans                                      $ 325,277    349,226
Securities:
  Taxable income                                                64,864     72,576
  Tax exempt income                                              5,781      3,448
Money market investments                                         2,604      1,786
                                                              ---------  ---------
    Total interest income                                      398,526    427,036
                                                              ---------  ---------

INTEREST EXPENSE

Deposits                                                       143,335    167,273
Short term borrowings                                           23,498     23,787
Long term debt                                                  11,130      9,552
                                                              ---------  ---------
    Total interest expense                                     177,963    200,612
                                                              ---------  ---------
NET INTEREST INCOME                                            220,563    226,424
Provision for loan losses                                       22,816     24,601
                                                              ---------  ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            197,747    201,823
                                                              ---------  ---------
NON-INTEREST REVENUE

Service charges on deposit accounts                             28,397     26,137
Trust and financial services revenue                            32,997     27,365
Investment securities transactions, net                           (581)      (287)
Bank card revenue                                               17,071     17,157
Mortgage banking revenue                                        10,207      6,075
Other operating revenue                                         38,952     17,722
                                                              ---------  ---------

    Total non-interest revenue                                 127,043     94,169
                                                              ---------  ---------
NON-INTEREST EXPENSE

Personnel                                                      117,955    111,342
Occupancy, net                                                  16,270     16,830
Equipment                                                       14,381     14,727
Outside data processing                                          4,641      4,709
Amortization of intangibles                                      5,281      5,237
Other operating expenses                                        47,148     52,615
                                                              ---------  ---------

    Total non-interest expense                                 205,676    205,460
                                                              ---------  ---------

Income before income taxes                                     119,114     90,532
Income taxes                                                    39,689     30,911
                                                              ---------  ---------
NET INCOME                                                      79,425     59,621
                                                              =========  =========

EARNINGS PER SHARE
  Primary                                                         0.88       0.63
  Fully Diluted                                                   0.88       0.63


See accompanying notes to consolidated financial statements.
/TABLE

                                 FIRST OF AMERICA BANK COPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                            Three Months Ended,
                                                                                  March 31,
                                                                           -------------------
($ in thousands)                                                              1997        1996
-------------------------------                                            ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                $   79,425       59,621
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                             11,503       11,861
    Provision for loan losses                                                 22,816       24,601
    Provision for deferred taxes                                              (6,779)      (2,244)
    Amortization of intangibles                                                5,281        5,237
    (Gain) loss on sale of securities available for held for sale               (442)         287
    (Gain) loss on sale of mortgage loans held for sale                       (7,999)      (3,961)
    (Gain) loss on sale of other assets                                      (21,709)      (4,475)
    Proceeds from the sales of mortgage loans held for sale                  301,679      309,389
    Net other decrease (increase) in mortgage loans held for sale           (263,289)    (356,152)
  Change in assets and liabilities net of acquisitions:
    (Increase) decrease in interest and other income receivable              (12,341)      52,231
    (Increase) decrease in other assets                                     (126,001)     174,604
    Increase (decrease) in accrued expenses and other liabilities             37,214          928
                                                                            ---------    ---------
  Net cash provided by operating activities                                   19,358      271,927
                                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of securities available for sale                  271,933      158,403
    Proceeds from the maturities of securities available for sale            241,941      227,373
    Purchases of securities available for sale                              (438,401)    (362,493)
    Net other (increase) decrease in loans and leases                        267,455      371,956
    Premises and equipment purchased                                         (11,507)      (6,419)
    Proceeds from the sale of premises and equipment                          27,329        2,185
    (Acquisition) sale of affiliates, net of cash acquired                        --          944
                                                                            ---------    ---------
    Net cash provided by investing activities                                358,750      391,949
                                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITES:
    Net increase (decrease) in short term deposits                           (70,043)    (269,271)
    Net increase (decrease) in time deposits                                (437,487)    (674,290)
    Net increase (decrease) in short term borrowings                        (148,344)     109,910
    Proceeds from issuance of long term debt                                 150,004          926
    Repayments of long term debt                                             (54,037)     (13,224)
    Proceeds from issuance of common stock                                       (53)         794
    Dividends paid                                                           (28,193)     (27,844)
    Payments for purchase and retirement of common stock                     (82,716)     (39,286)
                                                                            ---------    ---------
    Net cash provided by financing activities                               (670,869)    (912,285)
                                                                            ---------    ---------
Net increase(decrease) in cash and cash equivalents                         (292,761)    (248,409)
Cash and cash equivalents at beginning of period                           1,205,962    1,207,062
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  913,201      958,653
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


NOTE 2: NON-PERFORMING ASSETS

                                           March 31,
                                   -------------------------
(in thousands)                        1997            1996
-----------------------------      -----------     ---------

Non-accrual loans                  $    82,173        92,442

Restructured loans                       6,304         8,204

Other real estate owned                 25,230        30,621
                                    -----------     ---------
Total non-performing assets         $  113,707       131,267
                                   ============    ==========

NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                      Three Months Ended
                                          March 31,
                                      ------------------
(in thousands)                         1997        1996
-------------------                  -------     -------
Balance, beginning of period        $252,846      241,182
Provision charged against income      22,816       24,601
Recoveries                            13,475       16,443
Loans charged off                    (33,361)     (37,019)
                                    ---------     --------
Balance, end of period              $255,776      245,207
                                    =========     ========

At March 31, 1997, the total loans considered to be impaired under Statement No. 114 were $65.6 million with an average for the quarter of approximately $67.4 million. At March 31, 1996, the total loans considered impaired were $79.5 million with an average for the quarter of approximately $85.7 million. At quarter-ends, the allowance for impaired loans was $14.1 million and $19.3 million, respectively. At March 31, 1997, the impaired allowance related to $22.4 million of identified impaired loans, while the remaining $43.2 million of impaired loans did not require a specific allowance for loan losses based on the requirements of Statement No. 114.

NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

At the annual meeting of shareholders held on April 16, 1997, shareholders approved an increase in the number of authorized common stock of the company from 100,000,000 to 200,000,000 shares.

At their April 16, 1997, meeting, the Board of Directors declared a 3-for-2 stock split, to be effected in the form of a 50 percent stock dividend, payable May 30, 1997, to shareholders of record May 9, 1997.

All data presented in this filing regarding the number of common shares outstanding and amounts per share have been restated to reflect the above two events.

At March 31 1997 and 1996, there were 88,078,905 and 93,783,941 common shares outstanding, respectively. At the same dates, there were 200,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.


                                     Three Months Ended
                                          March 31,
                                 --------------------------

                                     1997             1996
                                -------------      ----------



Average common and common
equivalent shares outstanding       90,158,375     95,321,852



NOTE 5: MERGERS AND ACQUISITIONS

                                             Date of         Total Assets       Financial
($ in thousands)                          Acquisition         Acquired      Reporting Value
---------------------------------       ----------------     -----------     --------------

Scott, Doerschler, Messner &
  Gauntlett, Inc.                       January 1, 1997       $     73              5,455
Elliot & Sons Insurance Agency Inc.,/
  Michigan Benefit Plans Inc.           January 7, 1997          1,424              4,259
Huttenlockers Kerns Norvell, Inc.       February 12, 1996        3,994              3,912

/TABLE

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS


Summary: The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three months ended March 31, 1997, compared with the corresponding
            1996 period.  The bracketed amounts represent decreases.



                                               Three Months Ended
                                                    March 31,
                                                 1997  vs   1996
                                              --------------------
($ in thousands)                                Change     Percent
-----------------------------                 ---------   ---------
Interest and fee income on loans             $ (23,949)       (6.9)%
Interest income on investments                  (5,379)       (7.1)
Interest income on federal funds sold and
   other short term investments                    818        45.8
                                              ---------
   Total interest income                       (28,510)       (6.7)
                                              ---------
Interest expense on deposits                   (23,938)      (14.3)
Interest expense on borrowed funds               1,289         3.9
                                              ---------
   Total interest expense                      (22,649)      (11.3)
                                              ---------
Net interest income                             (5,861)       (2.6)
Provision for loan losses                       (1,785)       (7.3)
Non-interest income                             32,874        34.9
Non-interest expense                               216         0.1
                                              ---------
   Income before tax expense                    28,582        31.6
Applicable income tax expense                    8,778        28.4
                                              ---------
   Net income                                $  19,804        33.2 %
                                              =========

OVERVIEW

Net income for the first quarter was $79.4 million, up 33.2 percent from the $59.6 million reported for the first quarter of 1996 and earnings per share of $0.88 compared with $0.63, an increase of 40.4 percent. First quarter net income included, on an after-tax basis, gains from branch sales of $13.1 million and severance charges of $2.6 million. Last year's first quarter included gains from branch sales of $2.7 million after tax. On a core basis, excluding one-time events from both periods, net income for the quarter would have been $69.0 million, up 21.2 percent and earnings per share would have been $0.77, up 27.8 percent. A higher net interest margin, growing non-interest revenue, and stabilizing non-interest expense, excluding one-time events, were the primary reasons for the stronger core results.

Additionally, as part of the ongoing efforts to manage capital for the benefit of the shareholders, 2.0 million shares of First of America Common Stock were repurchased this year increasing earnings per share $0.01. Also during the first quarter, we privately placed $150 million of fixed rate trust preferred securities. These securities reduced our cost of capital and improved our risk based capital ratios. However, the net impact of the share repurchase program and the issuance of the capital securities reduced the net interest margin by three basis points for the quarter. The net interest margin including the impact of the new capital securities was 4.66 percent compared with 4.40 percent for the same quarter a year ago.

At March 31, 1997, total assets were $21.5 billion, down 5.5 percent from $22.7 billion a year ago, mainly as a result of the continued restructuring of the balance sheet to yield a more profitable earning asset and deposit mix. Loan growth strategies for 1997 are targeted toward increasing the commercial, commercial mortgage, and home equity loan portfolios. Commercial loan and commercial mortgage balances for the first quarter of 1997 increased 3.3 percent to $6.6 billion from a year ago. Home equity loans grew 22.4 percent from a year ago.
Residential mortgage and indirect consumer loans, combined, decreased
$1.3 billion, or 18.9 percent, from the same period a year ago.

Growth in consumer and small business deposits continue to be emphasized for 1997. Core deposits were $1.4 billion lower than a year ago as a result of branch sales completed in 1996 and 1997 and the run off experienced within certain savings and CD products. Excluding sold deposits, transaction deposits increased 3.1 percent and time deposits decreased 17.2 percent from the same period in 1996.

The return on average assets for the first quarter was 1.50 percent compared with 1.05 percent a year ago and return on average equity was
18.03 percent and 12.97 percent, respectively. Excluding one-time events, return on average assets would have been 1.30 percent for the quarter, compared with 1.00 percent in 1996, and return on equity would have been 15.66 percent compared with 12.38 percent a year ago.

At the end of 1996, we announced a restructuring effort that would eliminate geographic boundaries in favor of a structure that focuses on specific lines of business. Organizationally, as of April 1, 1997, we began functioning as one operating unit, even though we will continue a legal charter in Illinois in addition to our Michigan charter. The Illinois charter will be retained to facilitate banking relationships with governmental entities throughout Illinois.

CONSOLIDATED INCOME ANALYSIS

Net interest income for the first quarter, on a fully taxable equivalent basis, decreased 2.0 percent to $225.9 million from $230.5 a year ago. Earning assets decreased 7.0 percent to $19.5 billion from the year ago quarter due in part to the planned runoff within the indirect installment and mortgage portfolios which was only partially offset through new originations.

The net interest margin was up 26 basis points to 4.66 percent from
4.40 percent a year ago. The net interest margin for the fourth quarter of 1996 was 4.64 percent. The improvement is a result of the balance sheet restructuring and the pricing discipline exercised with new loans and deposits, particularly in consumer indirect installment loans and residential mortgage loans.

Table 1 provides detail on the average yields on earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

Management currently expects that earning assets will decline slightly during 1997, although commercial loans are expected to increase. Deposits are also expected to decrease slightly, primarily in the CD category, while other deposit types should remain stable. The net interest margin is expected to increase by approximately 2 to 3 basis points during 1997 and return on equity should be between 15 percent and 16 percent for 1997 and between 16 and 17 percent for 1998. The preceding statements in this paragraph are forward-looking, and First of America's actual results may differ from those currently expected. Such differences could result from a variety of factors including the potential sale of additional bank branches and changes in loan demand and the interest rate environment.

The allowance for loan losses was $256 million at March 31, 1997, compared with $245 million a year ago and $253 million at December 31, 1996. Although net charge-offs in the credit card portfolio were up marginally, net charge-offs in the consumer installment loan portfolio were lower. The allowance for loan losses to total loans ratio at March 31, 1997, was 1.74 percent, up from 1.56 percent a year ago and
1.68 percent at year end 1996. Charge-offs and recoveries by portfolio type are detailed in Table 3.

Total non-interest revenue for the quarter increased $32.9 million from a year ago due in part to $21.7 million of branch sale gains recorded this year compared with the $4.5 million recorded during the same period last year. Excluding the impact of branch sale gains from both periods, non-interest revenue increased 17.5 percent for the first quarter of 1997 over the same quarter of 1996. Service charges on deposit accounts were up 8.6 percent, with other bank service fees up 31.2 percent.

Trust and financial services revenue was higher by 20.6 percent with assets under management up 14.2 percent over last year. Revenues from the Trust and Financial Services Division continued to benefit from expanding insurance business and the higher market values of managed assets upon which fees are assessed. At quarter-end, total assets under management were $20.3 billion compared with $18.3 billion a year ago. Traditional trust fees were $18.8 million for the quarter, an increase of $1.5 million from last year. Other financial services revenue, generated by cash management, investment management, brokerage and insurance services, was $14.1 million for the quarter compared with $10.0 million a year ago, benefiting from the sales and services strategies implemented in partnership with the branch employees. Insurance revenue for the same periods was $3.2 million and $1.1 million, respectively, reflecting the Registrant's original and continuing commitment to this product line.

Mortgage banking revenue increased $4.1 million to $10.2 million for the quarter. The main reason for the increase was a $4.0 million increase in total gains on mortgage loan sales, which included a $3.1 million gain on an $89 million portfolio sale. Bank card fee revenue decreased 0.5 percent for the quarter due to lower merchant sales and lower securitization fees from the securitized portfolio.

Total non-interest expense for the quarter was level with last year's quarter; however, total expense for 1997 includes $4.1 million of severance charges. If this one-time charge is excluded from the comparison, non-interest expense for the first quarter would have been
1.9 percent lower than in 1996. Total personnel costs, excluding severance charges, increased 2.2 percent for the quarter compared to a year ago, primarily due to higher sales incentives.

The burden ratio was 1.49 percent for the quarter versus 1.96 percent for the comparative quarter. The efficiency ratio was 58.27 for the first quarter. Excluding one-time events from both periods, it would have been 60.83 percent compared with 64.17 a year ago. The efficiency ratio is expected to be, on an annualized basis, at or slightly below 60 percent by the end of 1997. The preceding is a forward-looking statement, and First of America's actual results may differ from what has been stated.

LINE OF BUSINESS RESULTS

Net income for each of the lines of business for the first quarter of 1997 was higher than last year except for Bank Card which was lower due to decreases in merchant sales and securitization servicing fees.

Community Banking's net income was up for the first quarter of 1997 over the same period of 1996 as a result of a 14.0 percent growth in non-interest revenue and lower non-interest expenses, down 6.6 percent. Mortgage Lending's revenue included $3.1 million in gains from a portfolio sale as well as higher gains on loans sold in the secondary market. Trust and Financial Services' results were positively affected by increased annuity sales and insurance revenue as well as a higher level of assets under management upon which fees are accessed.

For the first quarter, Community Banking contributed $43.8 million, or
59.4 percent, to the Corporation's income.   Mortgage Lending
contributed $9.0 million, or 12.2 percent, Bank Card $7.6 million, or
10.0 percent and Trust and Financial Services $5.6 million, or 7.6 percent. Corporate Investments and Funding, which includes activities that are not directly attributable to any one of the Corporation's lines of business added $7.9 million or 10.8 percent.

TABLE 1

                                     LINE OF BUSINESS FINANCIAL PERFORMANCE


For quarter ended March 31, 1997                                                       Trust &      Corporate
                                             Community       Bank        Mortgage     Financial    Investments  Consolidated
INCOME STATEMENT                              Banking        Card        Banking      Services      & Funding      Results
                                             ---------    ---------     ---------     ---------     ---------      ---------
                                                              - - -  ($ in thousands) - - -
Net interest income (FTE)                 $    181,047        20,884       15,732         1,763        6,500        225,926
Provision for loan losses                       11,580        11,178           58            --           --         22,816
Non-interest income                             42,134        17,704       10,515        31,841        3,181        105,375
Non-interest expense                           137,054        15,254       11,654        23,749        8,551        196,262
Corporate support                                6,243           695          531         1,082       (8,551)            --
Income tax expense (FTE)                        24,530         4,116        5,029         3,151        1,752         38,578
                                              ---------     ---------    ---------     ---------    ---------      ---------
Income before one-time gains and charges  $     43,774         7,345        8,975         5,622        7,929         73,645
                                                                                                                   ---------
Gains from branch sales, severance and
 other one time charges (net of tax)                                                                                 10,450
Goodwill (net of tax)                                                                                                 4,670
                                                                                                                   =========
Net Income                                                                                                     $     79,425
                                                                                                                   =========
Contribution to consolidated results              59.4%         10.0         12.2           7.6         10.8          100.0

                                               1997                               1996                             1995
                                             ---------     -------------------------------------------------   -------------
                                             1st Qtr.      4th Qtr.      3rd Qtr.     2nd Qtr.      1st Qtr.      4th Qtr.
QUARTER RESULTS                               Mar. 31      Dec. 31       Sept. 30      June 30       Mar. 31      Dec. 31
                                             ---------    ---------     ---------     ---------     ---------  -------------
COMMUNITY BANKING
   Net income                             $     43,774        49,420       49,551        43,033        38,704        47,013
   Return on equity                              14.86 %       16.07        15.83         14.04         12.42         14.69
   Efficiency ratio                              64.21         62.30        63.63         64.72         67.34         63.16

BANK CARD
   Net income                             $      7,345        10,867        6,312         7,992         7,733         4,721
   Return on equity                              24.83 %       36.60        21.65         27.60         26.97         16.44
   Efficiency ratio                              41.33         36.35        39.12         40.60         39.01         39.71

MORTGAGE BANKING
   Net income                             $      8,975         7,065        6,926         7,487         6,673         6,136
   Return on equity                              18.44 %       13.91        13.29         14.18         12.17         10.00
   Efficiency ratio                              46.42         54.50        52.96         51.49         55.32         57.54

TRUST & FINANCIAL SERVICES
   Net income                             $      5,622         5,325        6,004         6,347         5,313         5,661
   Return on equity                              30.57 %       30.20        34.18         36.49         30.64         33.76
   Efficiency ratio                              73.89         74.88        68.94         67.37         70.60         66.62

CORPORATE INVESTMENT & FUNDING
   Net income                             $      7,929         5,732        2,985         2,859         3,055        (1,257)
   Return on equity                                 --            --           --            --            --            --
   Efficiency ratio                                 --            --           --            --            --            --
/TABLE

ASSET QUALITY AND CREDIT RISK PROFILE

First of America's loan portfolio has no significant concentrations of credit to any specific borrower or within any geographic region, effectively reducing credit risk exposure.

Also reducing credit risk are First of America's conservative lending policies and loan review process. At March 31, 1997, the loan portfolio was comprised of residential mortgages (30.3 percent), consumer loans (24.3 percent), commercial mortgages (26.6 percent) and commercial loans (18.8 percent).

The allowance for loan losses was 1.74 percent of total loans compared with 1.56 percent a year ago. The allowance coverage of non-performing loans was 289.09 percent compared with 243.63 percent a year ago. Non-performing loans and loans 90 days past due are detailed by portfolio in Table 6.

The asset quality in the commercial loan and residential mortgage portfolios, almost three-quarters of total loans, remains strong.
Over the last two years, these portfolios have experienced minimal net charge-offs.

Across the banking industry there has been a deterioration of consumer loan quality, and since mid-1995, First of America also experienced a rise in both delinquencies and net losses in its installment loan and credit card portfolios from the favorable levels previously experienced.

To reverse this trend, First of America intensified its collection efforts and tightened credit controls. As a result, the consumer installment loan portfolio's net charge-offs began to stabilize in 1996 and decreased during the first quarter of 1997. The consumer installment net charge-offs to average loans for the first quarter was
1.17 percent compared with 1.22 percent for the same quarter of 1996. For the managed credit card portfolio, net charge-offs to average loans was 4.81 percent and 4.07 percent, respectively.

FUNDING, LIQUIDITY AND INTEREST RATE RISK

First of America continues to monitor interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. First of America relies primarily upon core deposits for its liquidity. At March 31, 1997, core deposits equalled 95.7 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and limits its level of purchased funds through corporate policy to less than ten percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents. First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company.
Each quarter an interest rate sensitivity analysis is completed for each affiliate, as well as the corporation as a whole, using an asset/liability model. Additional analysis is completed and reviewed each month related to the interest rate sensitivity of the corporation. The Asset and Liability Committees, which exist within each line of business and at the corporate level, review the analysis and as necessary, take appropriate action to ensure compliance with policy and strategic objectives relating to prudent rate risk management.

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


TABLE 2
INTEREST RATE SWAPS

($ in thousands)                                                                                    Net Interest Income
                                                                                                      Impact for the
                                                     Weighted         Average          Average      Three Months Ended
                           Notional  Fair Market      Average      Rate Received      Rate Paid          March 31,
Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed     1997       1996
------------------------  ---------  ------------ --------------  ---------------  --------------- ----------  ---------

Market Rate CDs *                --            --             --         --              --               --         (47)
FirstRate Fund deposits          --            --             --         --              --               --         (15)
Bank notes                   30,000           130            4.4    5.80%/fixed     5.22/variable         28         (14)
Long term debt               50,000          (483)          10.0    5.60%/fixed     5.61/variable          2          (6)
------------------------   ---------  ------------ -------------- ---------------  ---------------  ---------  ----------
     Total                 $ 80,000          (353)           7.9                                    $     30     $   (82)
========================= ========== ============= ==============                                   =========  ==========
* This represents a basis swap.

To manage interest rate sensitivity First of America and its subsidiaries have entered into interest rate swaps as a hedge against certain debt. The contracts represent an exchange of interest payments, and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement period, the swap is immediately marked-to-market with a corresponding charge to current arnings.

Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. Table 2 outlines
First of America's   outstanding interest rate swaps at March 31,
1997.

First of America had outstanding interest rate swaps with a notional value of $80.0 million which included $50.0 million as a hedge against parent company debt and $30.0 million as a hedge against subsidiary bank debt. The outstanding swaps had a negative market value of $353 thousand. At March 31, 1996, outstanding swaps totalled $73.4 million in notional amounts with a negative market value of $417 thousand.

At times First of America also utilizes interest rate caps to manage its interest rate risk. Interest rate caps are contracts that protect the holder from a rise, beyond a certain point, in interest rates or some other underlying index. The contract is based on a notional amount and a premium is paid for the right to exercise the option. First of America had no outstanding interest rate caps at March 31, 1997 or 1996.

First of America had no securities classified as held to maturity at March 31, 1997 or 1996. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," securities available for sale are carried at market value which totalled $4.5 billion at March 31, 1997. Amortized book value was also $4.5 billion at quarter-end. The $27.2 million net unrealized loss in securities available for sale resulted in a corresponding, after-tax negative market value adjustment to equity of $17.6 million. At December 31, 1996, the positive market value adjustments to securities and equity from the securities available for sale portfolio were $13.0 million and $8.4 million, respectively.

CAPITAL STRENGTH

First of America began its share repurchase program during March 1996, continuing its capital management strategy. By March 31, 1997,
7.4 million shares of First of America Common Stock were repurchased at a total cost of $258 million. The repurchase of a remaining 1.1 million shares is currently authorized. Any shares repurchased to date and any additional repurchases under the current authorization will be used for general corporate purposes and may be available for reissuance in connection with the company's stock based compensation plans, dividend reinvestment plan and employee savings plan.

In January 1997, First of America privately placed $150 million of fixed rate capital securities through the First of America Capital Trust I, a newly formed Delaware business trust, controlled by the corporation. The 8.12% Capital Securities of First of America Capital Trust I were priced at par. Cash distributions are payable semi-annually on January 31 and July 31, beginning July 31, 1997. The proceeds from the issuance were used for general corporate purposes and will further enhance the corporation's strong capital position, while reducing its cost of capital.

Total shareholders' equity of $1.7 billion at March 31, 1997, decreased slightly from the $1.8 billion reported at March 31, 1996. The share repurchase program and the negative change in the market value adjustment to equity for available for sale securities since March 31, 1996, offset the impact of net earnings retention. For the first quarter of 1997, the change in the adjustment in the market value of such securities reduced total equity by $26.0 million. Book value per share rose to $19.71 from the $19.23 reported a year ago.

First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at March 31, 1997, was
13.81 percent, the tier I ratio was 10.4 percent and the tier I leverage ratio was 7.96 percent.

UPDATE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15, "Earnings Per Share" and simplifies the computation of earnings per share (EPS) by replacing primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the present fully diluted EPS. Both basic and diluted EPS must be presented for entities with complex capital structures.

Statement No. 128 is effective for interim and annual financial statements issued for fiscal years ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented will be restated to conform with Statement No. 128.

Adoption of this Statement will not materially affect the manner in which First of America calculates EPS because First of America has a simple capital structure, as defined by this Statement. However, common equivalents for outstanding stock options would no longer be part of First of America's EPS computation. Excluding common equivalents, EPS for the first quarter of 1997 would have been $0.89 per share rather than the $0.88 reported.

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure." The Statement is effective for financial statements issued for fiscal years ending after December 15, 1997. Statement No. 129 was issued to consolidate existing disclosure requirements and contains no change in disclosure requirements for companies that were subject to the prior requirements, such as the Registrant. Statement No. 129 primarily affects nonpublic companies.

Management's statements of expectations for certain financial results for the remainder of 1997 and into 1998, as included in this report, are forward-looking statements. First of America's actual performance and financial results may differ from these projections as a result of a variety of factors, including but not limited to changes in the economy, assumed rates of revenue growth, expense reductions, competition and the implementation of internal business plans.


TABLE 3
                                  CONSOLIDATED YIELD ANALYSIS (a)

                                        1997                      1996                       1995
                                      --------   ----------------------------------------  --------
                                      1st Qtr.  4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.   4th Qtr.
                                      Mar. 31    Dec. 31    Sept. 30  June 30    Mar. 31   Dec. 31
                                      --------  --------   --------   --------  --------   --------
Average Prime Rate (b)                    8.3 %      8.3       8.3        8.3       8.3        8.7

EARNING ASSETS
Money Market Investments                 5.12 %     6.03      5.83       5.75      7.30       4.46

U.S. Government and agencies             6.41       6.33      6.18       6.13      6.12       5.89
securities
State and municipal securities           8.12       8.13      8.22       8.32      8.35       8.32
Other securities                         6.51       6.39      6.32       6.24      6.28       6.16
                                      --------   --------  --------   --------  --------   --------
   Total securities                      6.57       6.47      6.38       6.28      6.18       6.06
                                      --------   --------  --------   --------  --------   --------
Consumer installment loans               8.67       8.59      8.76       8.53      8.46       8.45
Commercial revolving loans              14.08      14.28     14.16      13.96     14.38      14.40
Commercial loans                         8.68       8.74      8.66       8.69      8.87       9.16
Commercial mortgage loans                9.11       9.13      9.12       9.16      9.18       9.35
Residential real estate loans            7.99       7.99      7.97       7.97      7.96       7.96
                                      --------   --------  --------   --------  --------   --------
   Total loans                           8.92       8.91      8.89       8.85      8.90       8.96
                                      --------   --------  --------   --------  --------   --------
Total earning assets                     8.34 %     8.33      8.31       8.23      8.24       8.24
                                      ========   ========  ========   ========  ========   ========

INTEREST-BEARING LIABILITIES

Checking                                 2.13 %     2.11      2.07       2.17      2.11       2.05
Savings                                  3.35       3.23      3.24       3.17      3.19       3.23
CD's                                     5.36       5.48      5.50       5.44      5.48       5.59
                                      --------   --------  --------   --------  --------   --------
   Core deposits                         4.00       4.07      4.11       4.09      4.16       4.28

Negatiated CD's                          5.35       5.37      5.31       5.27      5.50       5.73

Short term borrowings                    5.44       5.43      5.45       5.46      5.66       6.09
Long term debt                           7.68       7.98      7.94       7.83      7.83       7.80
                                      --------   --------  --------   --------  --------   --------
   Total borrowed funds                  5.99       6.00      6.11       6.02      6.15       6.56
                                      --------   --------  --------   --------  --------   --------
Total interest-bearing liabilities       4.34 %     4.34      4.35       4.36      4.46       4.57
                                      ========   ========  ========   ========  ========   ========

NET INTEREST MARGIN
Interest income to average earning       8.34 %     8.33      8.31       8.23      8.24       8.24
assets
Interest expense to average earning      3.68       3.69      3.72       3.74      3.84       3.92
assets
Net interest margin                      4.66       4.64      4.59       4.49      4.40       4.32

(a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
(b)  The First National Bank of Chicago Corporate Base Rate.
/TABLE

TABLE 4                                   FIRST OF AMERICA BANK CORPORATION
                                           Analysis of Net Interest Income

                                                   First Quarter 1997 Versus          First Quarter 1997 Versus
($ in thousands)                                       First Quarter 1996                Fourth Quarter 1996
------------------------------                --------------------------------     --------------------------------
CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
INCREASE (DECREASE):                            Change     Volume       Rate       Change      Volume        Rate
                                               -------     -------    -------      -------     -------      -------
INTEREST INCOME
   Loans (FTE)                               $ (23,783)    (22,536)    (1,247)     (10,514)     (6,157)      (4,357)
   Taxable securities                           (7,803)    (11,637)     3,834         (320)     (1,108)         788
   Tax exempt securities (FTE)                   3,571       3,712       (141)       1,079       1,092          (13)
   Money market investments                        818       1,496       (678)        (353)        172         (525)
                                                -------     -------    -------      -------     -------      -------
Total Interest Income                           27,197     (28,964)     1,767      (10,108)     (6,001)      (4,107)
                                                -------     -------    -------      -------     -------      -------

INTEREST EXPENSE
   Interest-bearing deposits                   (23,938)    (16,288)    (7,650)     (12,865)     (7,571)      (5,294)
   Short term borrowings                          (289)        485       (774)       3,970       4,328         (358)
   Long term borrowings                          1,578)       (479)     2,057        3,031       1,325        1,706
                                               -------     -------    -------      -------     -------      -------
Total Interest Expense                         (22,649)    (16,281)    (6,368)      (5,864)     (1,918)      (3,946)
                                                -------     -------    -------      -------     -------      -------
Change in net interest income (FTE)           $ (4,548)    (12,683)     8,135       (4,244)     (4,083)        (161)
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
/TABLE

TABLE 5
                                     SUMMARY OF LOAN LOSS EXPERIENCE

($ in thousands)                        1997                         1996                         1995
-----------------------------        ---------  ---------------------------------------------- ---------
                                      1st Qtr.   4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.    4th Qtr.
                                      Mar. 31     Dec. 31    Sept. 30    June  30    Mar. 31    Dec. 31
ALLOWANCE FOR LOAN LOSSES            ---------   ---------   ---------  ---------   ---------  ---------
Balance, at beginning of period     $  252,846     252,807    249,388     245,207    241,182     238,948
Provision charged against income        22,816      23,659     21,966      23,230     24,601      27,610
Recoveries:
   Consumer installment                  9,964      10,933     10,954      10,839     12,508      10,604
   Consumer revolving                    1,837       1,815      2,043       2,084      1,820       1,745
   Commercial                              986       1,032      1,411       1,632      1,012         831
   Commercial mortgage                     611         962      1,194         789      1,060       1,583
   Residential mortgage                     77          34         33          51         43          60
                                      ---------   ---------  ---------   ---------  ---------   ---------
       Total recoveries                 13,475      14,776     15,635      15,395     16,443      14,823
                                      ---------   ---------  ---------   ---------  ---------   ---------
Charge-offs:
   Consumer installment                 17,659      20,737     19,149      17,781     22,785      23,178
   Consumer revolving                   13,043      12,391     11,628      11,824     11,534      10,228
   Commercial                            1,377       3,577      1,531       2,868        988       2,919
   Commercial mortgage                     811       1,416      1,415       1,635      1,590       3,863
   Residential mortgage                    471         275        459         336        122          11
                                      ---------   ---------  ---------   ---------  ---------   ---------
      Total charge-offs                 33,361      38,396     34,182      34,444     37,019      40,199
                                      ---------   ---------  ---------   ---------  ---------   ---------
Net charge-offs                         19,886      23,620     18,547      19,049     20,576      25,376
                                      ---------   ---------  ---------   ---------  ---------   ---------
Balance, at end of period           $  255,776     252,846    252,807     249,388    245,207     241,182
                                      =========   =========  =========   =========  =========   =========
Average loans outstanding (net of
   unearned income)                $14,833,677  15,111,023 15,346,731  15,546,597 15,854,148  16,099,202
                                    ==========  ========== ==========  ========== ==========  ==========

NET CHARGE-OFFS BY PORTFOLIO
AS % OF LOANS OUTSTANDING (A)
   Consumer installment                   1.17 %      1.37       1.05        0.86       1.22        1.37
   Consumer revolving                     4.62        4.47       4.18        4.30       4.13        3.56
   Commercial                             0.06        0.38       0.02        0.19         --        0.33
   Commercial mortgage                    0.02        0.05       0.02        0.09       0.06        0.24
   Residential mortgage                   0.04        0.02       0.04        0.02       0.01          --

MANAGED BANKCARD NET CHARGE-OFFS
   On balance sheet                 $   10,068       9,482      8,431       8,740      8,711       8,480
   Securitized                           5,475       5,197      4,739       4,811      4,313       4,241
                                       --------    --------   --------    --------   --------    --------
     Total managed bankcard net
       charge-offs                  $   15,543      14,679     13,170      13,551     13,024      12,721
                                       ========    ========   ========    ========   ========    ========
   Net charge-offs as % of managed
     loans (s)                            4.81 %      4.60       4.21        4.35       4.07        3.92

CHARGE-OFFS AS RECOVERIES RATIOS
   Net charge-offs to average
     loans (a)                            0.54 %      0.62       0.48        0.49       0.52        0.63
   Earnings coverage of net
     charge-offs                          7.14 x      0.62       5.21        6.20       5.60        5.09
   Recoveries to total charge-offs       40.39 %     38.48      45.74       44.70      44.42       36.87
   Provision to average loans             0.62        0.62       0.57        0.60       0.62        0.68
   Allowance to total period
     end loans                            1.74        1.68       1.65        1.61       1.56        1.50

(a)  Annualized
/TABLE

TABLE 6
                                      MEASUREMENT OF ASSET QUALITY

($ in thousands)                          1997                         1996                        1995
-----------------------------           ---------   -------------------------------------------  ---------
                                        1st Qtr.    4th Qtr.    3rd Qtr.   2nd Qtr.    1st Qtr.  4th Qtr.
                                         Mar. 31    Dec. 31     Sept. 30    June 30    Mar. 31    Dec. 31
NON-PERFORMING ASSETS                   ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans:
   Commercial                          $  22,383      27,973     37,739      36,454     30,636     28,943
   Commercial mortgage                    37,568      34,959     36,610      40,398     41,391     48,190
   Residential mortgage                   20,958      20,684     19,198      18,251     19,800     23,191
   Revolving mortgage                      1,264         569        469         602        615        606
   Consumer installment                       --          --         --          --         --      3,244
   Consumer revolving                         --          --         --          --         --         --
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total non-accrual loans          $  82,173      84,185     94,016      95,705     92,442    104,174
                                        ---------   ---------  ---------   ---------  ---------  ---------
Renegotiated loans:
   Commercial                          $   3,449       3,492      3,881       6,895      6,521     10,481
   Commercial mortgage                     2,242       2,249      2,438       1,895        934        943
   Residential mortgage                      613         673        733         741        749        903
   Revolving mortgage                         --          --         --          --         --         --
   Consumer installment                       --          --         --          --         --         --
   Consumer revolving                         --          --         --          --         --         --
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total renegotiated loans         $   6,304       6,414      7,052       9,531      8,204     12,327
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing loans             $  88,477      90,599    101,068     105,236    100,646    116,501
                                        ---------   ---------  ---------   ---------  ---------  ---------
Other real estate owned                $  25,230      24,190     28,026      30,933     30,621     31,103
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 113,707     114,789    129,094     136,169    131,267    147,604
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more:
   Commercial                          $   1,542       1,464      2,960       1,479      1,387      1,406
   Commercial mortgage                       549         704      5,044       2,853      3,235      1,766
   Residential mortgage                    1,793       1,214      2,839       3,010      1,637      2,019
   Revolving mortgage                      1,745       1,746      1,534       1,411      1,123        940
   Consumer installment                    9,216      12,612     13,700      12,347     12,833     14,967
   Consumer revolving                      9,729       8,986      7,716       7,000      7,385      7,026
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total loans past due 90 days or
      more                             $  24,574      26,726     33,793      28,100     27,600     28,124
                                        =========   =========  =========   =========  =========  =========
ASSET QUALITY RATIOS
Non-performing assets as a % of total       0.53 %      0.52       0.58        0.61       0.58       0.63
assets
Non-performing assets as a % of
   total loans + OREO                       0.77        0.76       0.84        0.88       0.83       0.92
Allowance coverage of non-performing
   loans                                  289.09      279.09     250.13      236.98     243.63     207.02
Allowance coverage of non-performing
   assets                                 224.94      220.27     195.83      183.15     186.80     163.40


NONPERFORMING ASSET SUMMARY
At December 31,                           1996        1995        1994        1993       1992       1991
------------------------------          ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans                      $  84,185     104,174      96,814    121,186     126,619    116,995
Renegotiated loans                         6,414      12,327       4,852     10,879      20,669     16,837
Other real estate owned                   24,190      31,103      38,662     50,595      48,699     34,601
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 114,789     147,604     140,328    182,660     195,987    168,433
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more         $  26,726      28,124      18,208     23,462      20,887     32,499
/TABLE>

TABLE 7
                                            INTEREST RATE SENSITIVITY
                                                  March 31, 1997

                                                     0 to          0 to          0 to         0 to          0 to
($ in millions)                                     30 Days      60 Days       90 Days      180 Days      365 Days
-----------------------------                      ---------    ---------     ---------     ---------    ---------
ASSETS
Other earning assets                             $       318           318          318           318          318
Investment securities                                    190           302          377           574          964
Loans, net of unearned discount                        4,393         4,821        5,589         6,588        8,122
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive assets (RSA)                $     4,901         5,441        6,284         7,480        9,404
                                                    =========     =========    =========     =========    =========
LIABILITIES
Money market type deposits                       $     4,488         4,487        4,487         4,488        4,488
Other core savings and time deposits                     884         1,578        2,260         3,119        4,088
Negotiated deposits                                      356           472          563           634          733
Borrowings                                               767         1,027        1,212         1,551        1,644
Interest rate swap agreements                             30            80           80            25           25
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive liabilities (RSL)           $     6,525         7,644        8,602         9,817       10,978
                                                    =========     =========    =========     =========    =========
GAP (RSA - RSL)                                  $    (1,624)       (2,203)      (2,318)       (2,337)      (1,574)
                                                    =========     =========    =========     =========    =========
RSA divided by RSL                                     75.11 %       71.18%       73.05%        76.20%       85.66%
GAP divided by total assets                            -7.56        -10.26       -10.80        -10.88        -7.33


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

II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

               (10) Material Contracts.

                    A copy of the amended and restated First of America Bank Corporation Director Stock Compensation Plan, effective February 19, 1997, is filed herewith as an Exhibit.

               (11) Statement regarding computation of per share
                    earnings.

                    The computation of common and common
                    equivalents per share is described in Note 4 to the Consolidated Financial Statements of this report.

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

                    The Registrant filed a Current Report on Form 8-K dated January 15, 1997, regarding a news release announcing its earnings and related financial information for the fourth quarter and full year 1996.

                    The Registrant filed a Current Report on Form 8-K dated January 30, 1997, regarding a news release announcing the placement of $150 million of fixed rate capital securities through First of America Capital Trust I, a newly formed Delaware business trust, controlled by First of America Bank Corporation.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST OF AMERICA BANK CORPORATION
                                      REGISTRANT





Date:  May 12, 1997      /s/  Richard F. Chormann
                              Richard F. Chormann
                              Chairman, President and
                              and Chief Executive Officer



                            EXHIBIT INDEX


        (10) A copy of the amended and restated First of America Bank Corporation Director Stock
                Compensation Plan, effective February 19,
                1997, is filed herewith as an Exhibit.

        (27)    Financial Data Schedule