Form 10-Q
period 1997-06-30
FIRST OF AMERICA BANK CORP /MI/
filed 1997-08-13
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended                  Commission File No.
             June 30, 1997                          1-10534


                FIRST OF AMERICA BANK CORPORATION
      (Exact name of Registrant as specified in its Charter)


               Michigan                           38-1971791
    (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan           49007
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

                 Class                          Outstanding at
             Common Stock,                       July 31, 1997
             $10 Par Value                        88,167,006

                FIRST OF AMERICA BANK CORPORATION

                              INDEX


    PART I.  FINANCIAL INFORMATION                     Page
                                                        No.

         Consolidated Balance Sheets (Unaudited),
         June 30, 1997 and December 31, 1996. . . .      1

         Consolidated Statements of Income
         (Unaudited) - Three and Six Months ended .      2
         June 30, 1997. . . . . . . . . . . . . . .

         Consolidated Statements of Cash Flows
         (Unaudited) - Six Months Ended June 30,
         1997 and 1996  . . . . . . . . . . . . . .      3

         Notes to Consolidated Financial Statements
         (Unaudited)  . . . . . . . . . . . . . . .      4

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . .      6



    PART II.  OTHER INFORMATION

                              FIRST OF AMERICA BANK COPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                      June 30     December 31
($ In thousands)                                                        1997         1996
-------------------------------                                       ---------    ---------

ASSETS

Cash and due from banks                                             $ 1,079,797    1,205,962

Money market investments                                                138,405      163,400
Securities:
  Securities available for sale, amortized cost of $4,615,046 at
    June 30, 1997 and $4,549,383 at December 31, 1996                 4,624,623    4,562,381

Loans, net of unearned income:
  Consumer                                                            3,427,953    3,774,803
  Commercial, financial and agricultural                              2,301,289    2,722,676
  Commercial real estate                                              4,503,231    3,918,248
  Residential real estate                                             4,329,524    4,531,868
  Loans held for sale, market value of $75,037 at June 30, 1997
  and $109,955 at December 31, 1996                                      73,343      108,411
                                                                     -----------  -----------
     Total loans                                                     14,635,340   15,056,006
     Less: Allowance for loan losses                                    257,953      252,846
                                                                     -----------  -----------
     Net loans                                                       14,377,387   14,803,160

Premises and equipment, net                                             421,267      433,408
Other assets                                                            923,670      893,868
------------------------------------------------------------------- ------------- -----------
TOTAL ASSETS                                                        $21,565,149   22,062,179
=================================================================== ============= ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                              $ 2,918,445    3,009,252
  Interest bearing                                                   13,901,125   14,610,044
                                                                     -----------  -----------
    Total deposits                                                   16,819,570   17,619,296

Securities sold under repurchase agreements                                  --      493,556
Other short term borrowings                                           1,622,170    1,344,434
Long term debt                                                          816,951      521,124
Company Obligated Mandatorily Redeemable New Capital Securities
  of Subsidiary Trust Holding Solely Debentures of the Company          150,000           --
Other liabilities                                                       350,589      299,571
                                                                     -----------  -----------

    Total liabilities                                                19,759,280   20,277,981
                                                                     -----------  -----------
SHAREHOLDERS' EQUITY
Common stock-$10 par value                                              881,402      598,132
Capital surplus                                                          83,116      145,950
Net unrealized gain/(loss) on securities available for sale, net of tax expense of $3,352 at June 30, 1997 and net of tax
  expense of $4,561 at December 31, 1996                                  6,225        8,438
Retained earnings                                                       835,126    1,031,678
                                                                     -----------  -----------
    Total shareholders' equity                                        1,805,869    1,784,198
-------------------------------------------------------------------  -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $21,565,149   22,062,179
=================================================================== ============  ===========
See accompanying notes to consolidated financial statements.

/TABLE

                         FIRST OF AMERICA BANK COPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended,     Six Months Ended,
                                                                   June 30,               June 30,
($ in thousands except per share data)                          1997       1996        1997       1996
-------------------------------                               ---------  ---------   ---------  ---------

INTEREST INCOME

Loans and fees on loans                                      $ 325,217    340,569     650,494    689,795
Securities:
  Taxable income                                                65,975     68,288     130,839    140,864
  Tax exempt income                                              6,392      3,645      12,173      7,093
Money market investments                                         2,158      2,861       4,762      4,647
                                                              ---------  ---------   ---------  ---------
    Total interest income                                      399,742    415,363     798,268    842,399
                                                              ---------  ---------   ---------  --------

INTEREST EXPENSE

Deposits                                                       143,462    160,510     286,797    327,783
Short term borrowings                                           23,471     20,492      46,969     44,279
Long term debt                                                  13,903      9,062      25,033     18,614
                                                              ---------  ---------   ---------  --------
    Total interest expense                                     180,836    190,064     358,799    390,676
                                                              ---------  ---------   ---------  --------
NET INTEREST INCOME                                            218,906    225,299     439,469    451,723
Provision for loan losses                                       18,416     23,230      41,232     47,831
                                                              ---------  ---------   ---------  --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            200,490    202,069     398,237    403,892
                                                              ---------  ---------   ---------  ---------
NON-INTEREST REVENUE

Service charges on deposit accounts                             29,531     27,640      57,928     53,777
Trust and financial services revenue                            32,877     29,067      65,874     56,432
Investment securities transactions, net                           (635)      (472)     (1,216)      (759)
Bank card revenue                                               20,428     18,321      37,499     35,478
Mortgage banking revenue                                         7,245      7,030      17,452     13,105
Other operating revenue                                         20,845     14,367      59,797     32,089
                                                              ---------  ---------   ---------  ---------

    Total non-interest revenue                                 110,291     95,953     237,334    190,122
                                                              ---------  ---------   ---------  ---------
NON-INTEREST EXPENSE

Personnel                                                      114,844    111,770     232,799    223,112
Occupancy, net                                                  14,745     15,323      31,015     32,153
Equipment                                                       14,281     14,289      28,662     29,016
Outside data processing                                          4,784      4,482       9,425      9,191
Amortization of intangibles                                      5,280      5,237      10,561     10,474
Other operating expenses                                        46,994     52,142      94,142    104,757
                                                              ---------  ---------   ---------  ---------

    Total non-interest expense                                 200,928    203,243     406,604    408,703
                                                              ---------  ---------   ---------  ---------
Income before income taxes                                     109,853     94,779     228,967    185,311

Income taxes                                                    36,699     32,508      76,388     63,419
                                                              ---------  ---------   ---------  ---------
NET INCOME                                                 $    73,154     62,271     152,579    121,892
                                                              =========  =========   =========  =========

EARNINGS PER SHARE
  Primary                                                         0.82       0.67        1.70       1.30
  Fully Diluted                                                   0.82       0.67        1.70       1.30


See accompanying notes to consolidated financial statements.
/TABLE

                                 FIRST OF AMERICA BANK COPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                             Six Months Ended,
                                                                                 June 30,
                                                                           ----------------------
($ in thousands)                                                              1997        1996
-------------------------------                                            ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                $  152,579      121,892
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                             22,974       23,550
    Provision for loan losses                                                 41,232       47,831
    Provision for deferred taxes                                              (2,659)      (2,308)
    Amortization of intangibles                                               10,561       10,474
    (Gain) loss on sale of securities available for sale                         200          758
    (Gain) loss on sale of mortgage loans held for sale                      (12,937)      (8,865)
    (Gain) loss on sale of other assets                                      (21,766)      (4,571)
    Proceeds from the sales of mortgage loans held for sale                  555,679      626,622
    Originations of mortgage loans held for sale                            (507,674)    (623,907)
  Change in assets and liabilities net of acquisitions:
    (Increase) decrease in interest and other income receivable               (7,956)      56,519
    (Increase) decrease in other assets                                       (5,957)      60,338
    Increase (decrease) in accrued expenses and other liabilities             55,524        7,426
                                                                            ---------    ---------
  Net cash provided by operating activities                                  279,800      315,759
                                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of securities available for sale                  510,801      686,554
    Proceeds from the maturities of securities available for sale            526,657      542,791
    Purchases of securities available for sale                            (1,095,062)    (714,794)
    Net other (increase) decrease in loans and leases                        349,473      557,661
    Premises and equipment purchased                                         (22,993)     (23,259)
    Proceeds from the sale of premises and equipment                          33,926       16,706
    (Acquisition) sale of affiliates, net of cash acquired                        --          944
                                                                            ---------    ---------
    Net cash provided by investing activities                                302,802    1,066,603
                                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITES:
    Net increase (decrease) in short term deposits                          (215,990)     (82,203)
    Net increase (decrease) in time deposits                                (583,736)    (865,422)
    Net increase (decrease) in short term borrowings                        (215,820)    (278,610)
    Proceeds from issuance of long term debt                                 499,901          925
    Repayments of long term debt                                             (54,094)     (58,173)
    Proceeds from issuance of common stock                                      (303)         402
    Dividends paid                                                           (56,029)     (55,362)
    Payments for purchase and retirement of common stock                     (82,716)    (110,581)
                                                                            ---------    ---------
    Net cash provided by financing activities                               (708,767)  (1,449,024)
                                                                            ---------    ---------
Net increase(decrease) in cash and cash equivalents                         (126,165)     (66,662)
Cash and cash equivalents at beginning of period                           1,205,962    1,207,062
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $1,079,797    1,140,400
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


NOTE 2: NON-PERFORMING ASSETS

                                           June 30,
                                   -------------------------
(in thousands)                        1997            1996
-----------------------------      -----------     ---------

Non-accrual loans                  $    86,174        95,705

Restructured loans                       4,323         9,531

Other real estate owned                 19,366        30,933
                                    -----------     ---------
Total non-performing assets         $  109,863       136,169
                                   ============    ==========

NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------     ----------------
(in thousands)                         1997        1996      1997        1996
-------------------                  -------     -------    -------    -------
Balance, beginning of period        $255,776      245,207    252,846    241,182
Provision charged against income      18,416       23,230     41,232     47,831
Recoveries                            15,189       15,395     28,664     31,838
Loans charged off                    (31,428)     (34,444)   (64,789)   (71,463)
                                    ---------     --------  --------    --------
Balance, end of period              $257,953      249,388    257,953    249,388
                                    =========     ========  ========    ========


At June 30, 1997, total loans considered to be impaired under Statement No. 114 were $68.3 million with an average for the quarter of approximately $67.7 million. At June 30, 1996, total loans considered impaired were $85.6 million with an average for the quarter of approximately $82.3 million. At quarter-end, the allowance for impaired loans was $12.4 million and $19.0 million, respectively. At June 30, 1997, the impaired allowance related to $21.3 million of identified impaired loans, while the remaining $47.0 million of impaired loans did not require a specific allowance for loan losses based on the requirements of Statement No. 114.

NOTE 4: COMMON STOCK AND CALCULATION OF EARNINGS PER SHARE

At the 1997 annual meeting, shareholders approved an increase in the number of authorized common stock of the company from 100,000,000 to 200,000,000 shares.

On May 30, 1997, a 3-for-2 stock split, effected in the form of a 50 percent stock dividend, was distributed to shareholders.

All prior period data presented in this filing regarding the number of common shares outstanding and amounts per share have been restated to reflect the above two events.

At June 30, 1997 and 1996, there were 88,140,213 and 91,477,073 common shares outstanding, respectively. At the same dates, there were 200,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.


                                           Three Months Ended                 Six Months Ended
                                                June 30,                           June 30,
                                      -----------------------------    -----------------------------
                                          1997            1996             1997             1996
                                      ------------     ------------    ------------     ------------
Average common and common
  equivalents shares outstanding        89,025,515       92,801,144      89,538,717       94,050,585



NOTE 5: MERGERS AND ACQUISITIONS

                                             Date of         Total Assets       Financial
($ in thousands)                          Acquisition         Acquired      Reporting Value
---------------------------------       ----------------     -----------     --------------

Scott, Doerschler, Messner &
  Gauntlett, Inc.                       January 1, 1997       $     73              5,455
Elliot & Sons Insurance Agency Inc.,/
  Michigan Benefit Plans Inc.           January 7, 1997          1,424              4,259
Huttenlochers Kerns Norvell, Inc.       February 12, 1996        3,994              3,912

/TABLE

NOTE 6:   ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps -

To manage interest rate sensitivity, First of America and its subsidiaries enter into interest rate swaps as a hedge against certain debt. The contracts represent an exchange of interest payments.The underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the designated balance sheet liability. When the swap becomes uncovered during the swap agreement, the swap is immediately marked-to-market with a corresponding charge to current earnings.

NOTE 7: COMPANY OBLIGATED MANDATORILY-REDEEMABLE NEW CAPITAL SECURITIES OF FIRST OF AMERICA CAPITAL TRUST I

First of America Capital Trust I (the "Trust") was formed for the purpose of issuing capital securities and investing the proceeds from the sale of such capital securities in junior suborinated deferrable interest debentures issued by the corporation. The corporation is the owner of all of the beneficial interests of the Trust represented by common securities, the proceeds from the sale of which were also invested in the junior subordinated deferrable interest debentures issued by the corporation. On January
28, 1997, the Trust issued $4.64 million Common Securites, $150 million
8.12% Capital Securities, Series A and invested the proceeds from the sale of such securities in $154,640,000 8.12% Junior Subordinated Deferrable Interest Debentures due January 31, 2027, Series A, issued by the corporation (the "Series A Debentures"). Pursuant to an exchange offer consummated on July 30, 1997, the Trust exchanged all of the Series A Debentures held by the Trust for $154,640,000 8.12% Junior Subordinated Deferrable Interest Debentures due January 31, 2027, Series B, issued by the corporation
(the "Series B Debentures"). The sole assets of the Trust are these Series B Debentures.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS


Summary: The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three and six months ended June 30, 1997, compared with the corresponding 1996 period. The bracketed amounts represent decreases.


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                 1997   vs  1996           1997   vs   1996
                                               --------------------     ---------------------
($ in thousands)                                Change     Percent        Change     Percent
-----------------------------                  --------   ---------     ----------  ---------
Interest and fee income on loans             $  (15,352)      (4.5)%   $ (39,301)      (5.7)%
Interest income on investments                      434        0.6        (4,945)      (3.3)
Interest income on money market
   investments                                     (703)     (24.6)          115        2.5
                                               ---------  ---------     ----------  ---------
   Total interest income                        (15,621)      (3.8)      (44,131)      (5.2)
                                               ---------  ---------     ----------  ---------
Interest expense on deposits                    (17,048)     (10.6)      (40,986)     (12.5)
Interest expense on borrowed funds                7,820       26.5         9,109       14.5
                                               ---------  ---------     ----------  ---------
   Total interest expense                        (9,228)      (4.9)      (31,877)      (8.2)
                                               ---------  ---------     ----------  ---------
Net interest income                              (6,393)      (2.8)      (12,254)      (2.7)
Provision for loan losses                        (4,814)     (20.7)       (6,599)     (13.8)
Non-interest income                              14,338       14.9        47,212       24.8
Non-interest expense                             (2,315)      (1.1)       (2,099)      (0.5)
                                               ---------  ---------     ----------  ---------
   Income before income taxes                    15,074       15.9        43,656       23.6
   Income taxes                                   4,191       12.9        12,969       20.4
                                               ---------  ---------     ----------  ---------
   Net income                                $   10,883       17.5 %   $  30,687       25.2  %
                                               =========  =========     ==========  =========



OVERVIEW

Net income for the second quarter was $73.2 million, up 17.5 percent from the $62.3 million reported for the second quarter of 1996 and earnings per share of $0.82 compared with $0.67, an increase of 22.4 percent. Second quarter net income for 1997 and 1996, on an after-tax basis, included net one-time charges of $0.8 million. On a core basis, excluding one-time events for both periods, net income for the quarter would have been $74.0 million, up 17.3 percent, and earnings per share would have been $0.83, up 22.1 percent.

For the year-to-date period, net income was $152.6 million, up 25.2 percent from 1996, and earnings per share were $1.70, up 30.8 percent over 1996. One-time events during the first six months of 1997 included (net of tax): gains from branch sales of $13 million, severance charges of $1.3 million, and a gain of $1.2 million on the
sale of certain affinity card receivables.   The 1996 year-to-date
period included after tax gains from branch sales of $2.9 million. Excluding one-time events from both periods, net income would have been $143.0 million for 1997 compared with $119 million for 1996;
and earnings per share would have been $1.60 and $1.27, respectively.

A higher net interest margin, growing non-interest revenue, and stabilizing non-interest expense, excluding one-time charges, were the primary reasons for the stronger core results.

As part of the ongoing efforts to manage capital for the benefit of the shareholders, 2.0 million shares of First of America Common Stock were repurchased this year increasing earnings per share $0.01 for the year-to-date period. Additionally In January of 1997, we privately placed $150 million of fixed rate trust preferred securities. These securities reduced our cost of capital and improved our risk based capital ratios. The net interest margin for the current year-to-date period was 4.66 percent compared with 4.44 percent for the same period a year ago and 4.67 percent for the current quarter compared to 4.49 percent a year ago.

At June 30, 1997, total assets were $21.6 billion, down from $22.1 billion a year ago, mainly as a result of the continued restructuring of the balance sheet to yield a more profitable earning asset and deposit mix. Loan growth strategies for 1997 are targeted toward increasing the commercial, commercial mortgage, and home equity loan portfolios. Commercial loan and commercial mortgage balances for the second quarter of 1997 increased 3.2 percent to $6.7 billion from a year ago. Home equity loans grew 29.4 percent from a year ago. Residential mortgage and indirect consumer loans, combined, decreased $1.3 billion, or 15.3 percent, from the same period a year ago.

Growth in consumer and small business deposits continue to be emphasized for 1997. Core deposits were $1.4 billion lower than a year ago as a result of branch sales completed in 1996 and 1997 and the run off experienced within certain savings and CD products. Excluding sold deposits, transaction deposits increased 3.4 percent and time deposits decreased 17.4 percent from the same period in 1996.

The return on average assets for the second quarter and year-to-date period of 1997 were 1.38 percent and 1.44 percent, respectively. For the same comparable periods of 1996, the same ratios were 1.12 percent and 1.09 percent, respectively. Return on equity was 16.61 percent for the second quarter of 1997 and 14.09 percent for the same 1996 quarter. Year-to-date, the return on equity ratio was 17.32 percent
for 1997 and 13.52 percent for 1996.   Excluding one-time events,
year-to-date return on average assets would have been 1.35 percent compared with 1.07 percent in 1996, and return on equity would have been 16.23 percent compared with 13.35 percent a year ago.

At the end of 1996, we announced a restructuring effort that would focus on specific lines of business versus geographic boundaries. Since April 1997, we have been functioning organizationally as one operating unit, even though we will continue a legal charter in Illinois in addition to our Michigan charter. The Illinois charter will be retained to facilitate banking relationships with governmental entities throughout Illinois.

In June 1997, we announced that we had entered into an agreement to sell our Florida operations to Barnett Banks, Inc. for approximately $160 million. We expect to realize a gain on the transaction of between $0.10 and $0.12 per share. The transaction is expected to close early in the fourth quarter of 1997. At June 30, 1997, our Florida operations had $1.2 billion in assets.


CONSOLIDATED INCOME ANALYSIS

Net interest income for the second quarter, on a fully taxable equivalent basis, was $224.6 million, down 2.1 percent from second quarter 1996, while year-to-date net interest income was down 2.0 percent. Earning assets decreased 5.7 percent to $19.3 billion from the year ago quarter primarily because of smaller residential mortgage and consumer installment loan balances.

The net interest margin was up 18 basis points to 4.67 percent from
4.49 percent a year ago. Net interest margin for the year-to-date period was also higher, at 4.66 percent compared with 4.44 percent for 1996. The improvement is a result of the balance sheet restructuring and the pricing discipline exercised with new loans and deposits, particularly in consumer indirect installment loans and residential mortgage loans.

Table 3 provides detail on the average yields on earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

Management currently expects that earning assets will remain level or decline slightly during the remainder of 1997, although commercial loans are expected to increase. Deposits overall are also expected to decrease slightly, primarily in the CD category, while other deposit types should remain stable. The net interest margin is expected to remain level or increase slightly during the last six months of 1997 while return on equity should remain above 16 percent for 1997 and between 16 and 17 percent for 1998. The preceding statements in this paragraph are forward-looking, and First of America's actual results may differ from those currently expected. Such differences could result from a variety of factors including the potential sale of additional bank branches as well as changes in loan demand and the interest rate environment.

The allowance for loan losses was $258 million at June 30 1997, compared with $249 million a year ago and $253 million at December 31, 1996. The provision for loan losses for the second quarter decreased
19.3 percent to $18.4 million from the first quarter of 1997 as a result of lower net charge-offs in the consumer installment loan portfolio. Second quarter net charge-offs in the credit card portfolio were down marginally from the first quarter. The allowance for loan losses to total loans ratio at June 30, 1997, was 1.76 percent, up from 1.61 percent a year ago and 1.68 percent at year end 1996. Charge-offs and recoveries by portfolio type are detailed in Table 3.

Total non-interest revenue for the quarter increased 14.9 percent from a year ago and increased 24.8 percent for the year-to-date period.
The year-to-date increase is due in part to $21.7 million of branch sale gains recorded this year compared with the $4.5 million recorded during the same year-to-date period last year. Excluding the impact of branch sale gains from both periods, non-interest revenue increased 16.2 percent for the first six months of 1997 over the same period of 1996. Bank card revenue for the quarter included a $1.9 million gain from the sale of $9.4 million of consumer credit card receivables.

Trust and financial services revenue for the quarter was $32.9 million, up from the $29.1 reported for the year ago quarter, and for the year-to-date period was up $9.4 million to $65.9 million.
Revenues from the Trust and Financial Services Division continued to benefit from expanding insurance business and the higher market values of managed assets upon which fees are assessed. At quarter-end, total assets under management were $21.6 billion compared with $18.8 billion a year ago. Traditional trust fees were $37.1 million for the six month period, up $1.4 million from last year. Other financial services revenue, generated by cash management, investment management, brokerage and insurance services, was $28.7 million for the six month period compared with $20.7 million a year ago, benefiting from the sales and services strategies implemented in partnership with the branch employees. Insurance revenue for the same periods was $5.7 million and $2.4 million, respectively, reflecting our original and continuing commitment to this product line.

Mortgage banking revenue increased 3.1 percent to $7.2 million for the quarter and was up $4.3 million to $17.5 million for the year-to-date period. The main reason for the year-to-date increase was a $4.0 million increase in total gains on mortgage loan sales, which included a $3.1 million gain on an $89 million portfolio sale.

Bank card revenue for the quarter included a $1.9 million gain on the sale of $9.4 of consumer credit card receivables. If this gain is excluded from the comparisons, bank card revenue was approximately level for the quarter and year-to-date periods. We expect to record an additional gain of approximately $6.0 million on the sale of $36.0 million of credit card receivables in the third quarter. The preceding is a forward-looking statement, and First of America's actual results may differ from those currently expected.

Total non-interest expense was down 1.1 percent for the quarter and
0.5 for the year-to-date period. If severance charges of $3.2 million for the quarter and $7.3 million year-to-date were excluded, non-interest expense would be down $4.1 million for the quarterly comparison and $8.1 million, or 2.0 percent, for the year-to-date comparison. Total personnel costs, excluding severance charges, were up slightly for the comparable periods, primarily due to higher sales incentives.

On a core operating basis, the burden ratio was 1.69 percent versus
1.91  percent for the comparative quarters, and 1.75 percent versus
1.99 percent for the six month periods. On the same basis, the efficiency ratio was 59.37 percent for the quarter and 60.10 for the year-to-date period, which compares favorably with last year's core operating ratios of 62.04 percent and 63.09 percent, respectively. The efficiency ratio is expected to be, on an annualized basis, at or slightly below 60 percent for full year 1997. The preceding is a forward-looking statement, and First of America's actual results may differ from what has been stated.

LINE OF BUSINESS RESULTS

An objective of First of America's recent restructuring effort was to define specific lines of business which would cross legal entity lines and focus its management and information systems accordingly. As a result, First of America currently measures the individual performance of four business lines -- Commercial Lending, Retail Sales & Delivery, Consumer Finance & Mortgage, and Trust & Financial Services -- as well as the performance of certain product lines within those businesses. A fifth category, Corporate Investments & Funding, includes activities that are not directly attributable to any one of the four major lines of business.

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

For reporting purposes this quarter, Commercial Lending and Retail Sales & Delivery are combined and shown as Total Community Banking. Table 1 presents summarized income statements for the second quarter of 1997 and selected quarterly information for the past six quarters for the business lines. The results for the prior quarters have been restated to reflect this new organizational structure.

Net income for each of the lines of business for the second quarter of 1997 was higher than last year except Trust & Financial Services which was down 17.0 percent due to higher non-interest expenses of $3.4 million offset by a $2.9 million increase in non-interest income. Expenses for this line of business were higher due in part to the ongoing investments we continue to make to expand new businesses within the area.


Total Community Banking's net income was up 16.4 percent for the second quarter of 1997 over the same period of 1996 as a result of a $6.6 million increase in non-interest income and an $11.7 reduction in non-interest expense. Consumer Finance & Mortgage's net income increased 20.4 percent due to higher net interest income of $5.8 million.



TABLE 1

                                     LINE OF BUSINESS FINANCIAL PERFORMANCE


For quarter ended June 30, 1997                Total       Consumer      Trust &      Corporate
                                             Community    Finance &     Financial    Investments  Consolidated
INCOME STATEMENT                              Banking      Mortgage     Services      & Funding      Results
                                             ---------    ---------     ---------     ---------     ---------
                                                              - - -  ($ in thousands) - - -
Net interest income (FTE)                 $    173,354        44,941        1,490        4,821        224,606
Provision for loan losses                        6,179        12,237           --           --         18,416
Non-interest income                             45,987        29,521       31,839        2,944        110,291
Non-interest expense                           127,520        31,837       23,724        9,363        196,444
Corporate support                                6,522         1,628        1,213       (9,363)            --
Income tax expense (FTE)                        29,420        10,695        3,121        1,012         44,248
                                              ---------     ---------    ---------    ---------      ---------
Income before one-time gains and charges  $     49,700        18,065        5,271        6,753         79,789

Gains from branch sales, severance and
 other one time charges (net of tax)                                                                   (1,967)
Goodwill (net of tax)                                                                                   4,668
                                                                                                     ---------
Net Income                                                                                       $     73,154
                                                                                                     =========
Contribution to consolidated results              62.3%         22.6         6.6           8.5          100.0


                                                      1997                                    1996
                                             ----------------------     --------------------------------------------------
                                             2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.     2nd Qtr.      1st Qtr.
QUARTER RESULTS                              June 30       Mar. 31       Dec. 31      Sept. 30      June 30       Mar. 31
                                             ---------    ---------     ---------     ---------     ---------    ---------
TOTAL COMMUNITY BANKING
   Net income                             $    49,700         44,451       51,065       46,320        42,682        38,485
   Return on equity                             18.69 %        16.93        18.76        16.92         16.07         14.32
   Efficiency ratio                             61.11          64.33        62.51        64.26         65.84         68.64

CONSUMER FINANCE & MORTGAGE
   Net income                             $    18,065         15,883       16,288       16,468        15,831        14,625
   Return on equity                             16.61 %        14.38        14.05        13.67         12.90         11.56
   Efficiency ratio                             44.94          46.06        45.34        45.96         45.36         45.91

TRUST & FINANCIAL SERVICES
   Net income                             $     5,271          5,345        5,325        6,004         6,347         5,313
   Return on equity                             28.33 %        29.06        30.20        34.18         36.49         30.64
   Efficiency ratio                             74.82          74.86        74.88        68.94         67.37         70.60

CORPORATE INVESTMENT & FUNDING
   Net income                             $     6,753          7,976        5,732        2,985         2,859         3,055
   Return on equity                                --             --           --           --            --            --
   Efficiency ratio                                --             --           --           --            --            --
/TABLE

ASSET QUALITY AND CREDIT RISK PROFILE

First of America's loan portfolio has no significant concentrations of credit to any specific borrower or within any geographic region, effectively reducing credit risk exposure.

Also reducing credit risk are First of America's conservative lending policies and loan review process. At June 30, 1997, the loan portfolio was comprised of residential mortgages (30.1 percent), consumer loans (23.4 percent), commercial mortgages (27.5 percent) and commercial loans (19.0 percent).

The allowance for loan losses was 1.76 percent of total loans compared with 1.61 percent a year ago. The allowance coverage of non-performing loans was 285.04 percent compared with 236.98 percent a year ago. Non-performing loans and loans 90 days past due are detailed by portfolio in Table 6.

The asset quality in the commercial loan and residential mortgage portfolios, approximately three-quarters of total loans, remains strong. Over the last two years, these portfolios have experienced minimal net charge-offs.

Across the banking industry there has been a deterioration of consumer loan quality, and since mid-1995, First of America also experienced a rise in both delinquencies and net losses in its installment loan and credit card portfolios from the favorable levels previously experienced.

To reverse this trend, First of America intensified its collection efforts and tightened credit controls. As a result, the consumer installment loan portfolio's net charge-offs began to stabilize in 1996 and decreased during the first six months of 1997. The consumer installment net charge-offs to average loans for the second quarter was 0.63 percent compared with 1.00 percent for the same quarter of 1996. For the managed credit card portfolio, net charge-offs to average loans was 4.73 percent and 4.35 percent, respectively.

FUNDING, LIQUIDITY AND INTEREST RATE RISK

First of America continues to monitor interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. First of America relies primarily upon core deposits for its liquidity. At June 30, 1997, core deposits equalled 96.3 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and limits its level of purchased funds through corporate policy to less than ten percent of assets. The majority of negotiated CD's and purchased funds originate from the core deposit customer base, including downstream correspondents. First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company.
Each quarter an interest rate sensitivity analysis is completed for each line of business, as well as the corporation as a whole, using an asset/liability model. Additional analysis is completed and reviewed each month related to the interest rate sensitivity of the corporation. The Asset and Liability Committees, which exist within each line of business and at the corporate level, review the analysis and as necessary, take appropriate action to ensure compliance with policy and strategic objectives relating to prudent risk rate management.

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


TABLE 2
INTEREST RATE SWAPS

($ in thousands)                                                                                    Net Interest Income
                                                                                                      Impact for the
                                                     Weighted         Average          Average       Six Months Ended
                           Notional  Fair Market      Average      Rate Received      Rate Paid           June 30,
Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed     1997       1996
------------------------  ---------  ------------ --------------  ---------------  --------------- ----------  ---------

Market Rate CDs *                --            --             --         --              --               --         (62)
FirstRate Fund deposits          --            --             --         --              --               --         (22)
Bank notes                 $ 30,000           577            3.6    5.80%/fixed     5.54/variable         35         (36)
Long term debt               50,000          (377)          15.6    5.60%/fixed     5.61/variable        (30)         (3)
------------------------   ---------  ------------ -------------- ---------------  ---------------  ---------  ----------
     Total                 $ 80,000           200           11.1                                    $      5     $  (123)
========================= ========== ============= ==============                                   =========  ==========
* This represents a basis swap.

See Note 6 to the consolidated financial statements regarding First of America and its subsidiaries use of interest rate swaps as a hedge against certain debt. Although notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. Table 2 outlines First of America's outstanding interest rate swaps at June 30, 1997.

First of America had outstanding interest rate swaps with a notional value of $80.0 million which included $50.0 million as a hedge against parent company debt and $30.0 million as a hedge against subsidiary bank debt. The outstanding swaps had a positive market value of $200 thousand. At June 30, 1996, outstanding swaps totalled $72.3 million in notional amounts with a negative market value of $656 thousand.

At times First of America also utilizes interest rate caps to manage its interest rate risk. Interest rate caps are contracts that protect the holder from a rise, beyond a certain point, in interest rates or some other underlying index. The contract is based on a notional amount and a premium is paid for the right to exercise the option. First of America had no outstanding interest rate caps at June 30, 1997 or 1996.

First of America had no securities classified as held to maturity at June 30, 1997 or 1996. In accordance with Financial Accounting
Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," securities available for sale are carried at market value which totalled $4.6 billion at June 30, 1997. Amortized book value was also $4.6 billion at quarter-end. The $9.6 million net unrealized gain in securities available for sale resulted in a corresponding, after-tax positive market value adjustment to equity of $6.2 million. At December 31, 1996, the positive market value adjustments to securities and equity from the securities available for sale portfolio were $13.0 million and $8.4 million, respectively.

CAPITAL STRENGTH

First of America began its share repurchase program during March 1996, continuing its capital management strategy. At June 30, 1997,
7.4 million shares of First of America Common Stock had been repurchased at a total cost of $258 million. No shares were repurchased during the second quarter. The repurchase of a remaining
1.1 million shares is currently authorized. Any shares repurchased to date and any additional repurchases under the current authorization will be used for general corporate purposes and may be available for reissuance in connection with the company's stock based compensation plans, dividend reinvestment plan or employee savings plan.

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

In June 1997, we distributed a Prospectus for an offer to exchange
"New Capital Securities", with substantially the same terms, for any and all of the outstanding "Old Capital Securities" relating to the above private placement. The exchange offer was made in order to satisfy obligations under the Registration Rights Agreement relating to the Old Capital Securities. The New Capital Securities were registered with the Securities and Exchange Commission prior to the exchange offer. The exchange offer expired on July 23, 1997, and was fully subscribed.

Total shareholders' equity of $1.8 billion at June 30, 1997, increased slightly from the $1.7 billion reported at June 30, 1996. Net earnings retained and the positive change in the market value adjustment to equity for available for sale securities since June 30, 1996, more than offset the effect of the share repurchase program.
For the first six months of 1997, the change in the adjustment in the market value of such securities reduced total equity by $2.2 million. Book value per share rose to $20.15 from the $18.99 reported a year ago.

First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at June 30, 1997, was
14.12 percent, the tier I ratio was 10.72 percent and the tier I leverage ratio was 8.14 percent.

UPDATE

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purposes financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The market adjustment for "available for sale" securities is an example of an item which would be included in comprehensive income. The Statement does not change the display of or components of present-day net income.

Implementation of this Statement will not effect how banks are rated by the regulators. When regulators assess a bank's capital for safety and soundness, they ignore the impact of unrealized gains and losses on securities held for sale.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement is effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The objective of requiring the disclosures is to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates to help users of financial statements.

Our lines of business meet the criteria for operating segments. The current disclosure meets the basic requirements of the proposal, but further information will be disclosed in the full year 1997 Form 10-K.

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


TABLE 3
                                  CONSOLIDATED YIELD ANALYSIS (a)

                                             1997                           1996
                                      ------------------   ----------------------------------------
                                      2nd Qtr.   1st Qtr.  4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
                                      June 30    Mar. 31    Dec. 31    Sept. 30  June 30    Mar. 31
                                      --------   --------  --------   --------  --------   --------
Average Prime Rate (b)                    8.5 %      8.3        8.3       8.3        8.3       8.3

EARNING ASSETS
Money Market Investments                 6.57 %     5.12       6.03      5.83       5.75      7.30

U.S. Government and agencies             6.50       6.41       6.33      6.18       6.13      6.12
securities
State and municipal securities           8.14       8.12       8.13      8.22       8.32      8.35
Other securities                         6.48       6.51       6.39      6.32       6.24      6.28
                                      --------   --------  --------   --------  --------   --------
   Total securities                      6.68       6.57       6.47      6.38       6.28      6.18
                                      --------   --------  --------   --------  --------   --------
Consumer installment loans               8.76       8.67       8.59      8.76       8.53      8.46
Commercial revolving loans              13.97      14.08      14.28     14.16      13.96     14.38
Commercial loans                         8.79       8.68       8.74      8.66       8.69      8.87
Commercial mortgage loans                9.13       9.11       9.13      9.12       9.16      9.18
Residential real estate loans            8.05       7.99       7.99      7.97       7.97      7.96
                                      --------   --------  --------   --------  --------   --------
   Total loans                           8.98       8.92       8.91      8.89       8.85      8.90
                                      --------   --------  --------   --------  --------   --------
Total earning assets                     8.42 %     8.34       8.33      8.31       8.23      8.24
                                      ========   ========  ========   ========  ========   ========

INTEREST-BEARING LIABILITIES

Checking                                 2.22 %     2.13       2.11      2.07       2.17      2.11
Savings                                  3.41       3.35       3.23      3.24       3.17      3.19
CD's                                     5.38       5.36       5.48      5.50       5.44      5.48
                                      --------   --------  --------   --------  --------   --------
   Core deposits                         4.03       4.00       4.07      4.11       4.09      4.16

Negatiated CD's                          5.47       5.35       5.37      5.31       5.27      5.50

Short term borrowings                    5.67       5.44       5.43      5.45       5.46      5.66
Long term debt                           7.57       7.68       7.98      7.94       7.83      7.83
                                      --------   --------  --------   --------  --------   --------
   Total borrowed funds                  6.22       5.99       6.00      6.11       6.02      6.15
                                      --------   --------  --------   --------  --------   --------
Total interest-bearing liabilities       4.03 %     4.34       4.34      4.35       4.36      4.46
                                      ========   ========  ========   ========  ========   ========

NET INTEREST MARGIN
Interest income to average earning       8.42 %     8.34       8.33      8.31       8.23      8.24
assets
Interest expense to average earning      3.75       3.68       3.69      3.72       3.74      3.84
assets
Net interest margin                      4.67       4.66       4.64      4.59       4.49      4.40

(a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
(b)  The First National Bank of Chicago Corporate Base Rate.
/TABLE

TABLE 4                                   FIRST OF AMERICA BANK CORPORATION
                                           Analysis of Net Interest Income

                                                  Second Quarter 1997 Versus         Second Quarter 1997 Versus
($ in thousands)                                      Second Quarter 1996                 First Quarter 1997
------------------------------                --------------------------------     --------------------------------
CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
INCREASE (DECREASE):                            Change     Volume       Rate       Change      Volume        Rate
                                               -------     -------    -------      -------     -------      -------
INTEREST INCOME
   Loans (FTE)                               $ (15,169)    (20,622)     5,453          (48)     (4,693)       4,645
   Taxable securities                           (2,361)     (6,202)     3,841        1,129         (22)       1,151
   Tax exempt securities (FTE)                   4,191       4,306       (115)         913         890           23
   Money market investments                       (703)     (1,093)       390         (446)     (1,115)         669
                                                -------     -------    -------      -------     -------      -------
Total Interest Income                          (14,042)    (23,611)     9,569        1,548      (4,940)       6,488
                                                -------     -------    -------      -------     -------      -------

INTEREST EXPENSE
   Interest-bearing deposits                   (17,048)    (15,509)    (1,539)         127      (2,644)       2,771
   Short term borrowings                         2,979       2,153        826          (27)     (1,190)       1,163
   Long term borrowings                          4,841       5,127       (286)       2,773       3,073         (300)
                                                -------     -------    -------      -------     -------      -------
Total Interest Expense                          (9,228)     (8,229)      (999)       2,873        (761)       3,634
                                                -------     -------    -------      -------     -------      -------
Change in net interest income (FTE)          $  (4,814)    (15,382)    10,568       (1,325)     (4,179)       2,854
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
/TABLE

TABLE 5
                                     SUMMARY OF LOAN LOSS EXPERIENCE

($ in thousands)                             1997                                1996
-----------------------------        ---------------------   --------------------------------------------
                                      2nd Qtr.    1st Qtr.   4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
                                      June  30    Mar. 31     Dec. 31    Sept. 30    June  30    Mar. 31
ALLOWANCE FOR LOAN LOSSES            ---------   ---------   ---------  ---------   ---------  ---------
Balance, at beginning of period     $  255,766     252,846     252,807    249,388     245,207    241,182
Provision charged against income        18,416      22,816      23,659     21,966      23,230     24,601
Recoveries:
   Consumer installment                  9,530       9,964      10,933     10,954      10,839     12,508
   Consumer revolving                    2,227       1,837       1,815      2,043       2,084      1,820
   Commercial                            1,580         986       1,032      1,411       1,632      1,012
   Commercial mortgage                   1,771         611         962      1,194         789      1,060
   Residential mortgage                     81          77          34         33          51         43
                                      ---------   ---------  ---------   ---------  ---------   ---------
       Total recoveries                 15,189      13,475      14,776     15,635      15,395     16,443
                                      ---------   ---------  ---------   ---------  ---------   ---------
Charge-offs:
   Consumer installment                 14,160      17,659      20,737     19,149      17,781     22,785
   Consumer revolving                   13,681      13,043      12,391     11,628      11,824     11,534
   Commercial                            2,596       1,377       3,577      1,531       2,868        988
   Commercial mortgage                     608         811       1,416      1,415       1,635      1,590
   Residential mortgage                    383         471         275        459         336        122
                                      ---------   ---------  ---------   ---------  ---------   ---------
      Total charge-offs                 31,428      33,361      38,396     34,182      34,444     37,019
                                      ---------   ---------  ---------   ---------  ---------   ---------
Net charge-offs                         16,239      19,886      23,620     18,547      19,049     20,576
                                      ---------   ---------  ---------   ---------  ---------   ---------
Balance, at end of period           $  257,953     255,776     252,846    252,807     249,388    245,207
                                      =========   =========  =========   =========  =========   =========
Average loans outstanding (net of
   unearned income)                $14,662,478  14,833,677  15,111,023 15,346,731  15,546,597 15,854,148
                                     ==========  ========== ==========  ========== ==========  ==========

NET CHARGE-OFFS BY PORTFOLIO
AS % OF LOANS OUTSTANDING (A)
   Consumer installment                   0.72 %      1.17        1.37       1.05        0.86       1.22
   Consumer revolving                     4.85        4.62        4.47       4.18        4.30       4.13
   Commercial                             0.15        0.06        0.38       0.02        0.19         --
   Commercial mortgage                   (0.12)       0.02        0.05       0.02        0.09       0.06
   Residential mortgage                   0.03        0.04        0.02       0.04        0.02       0.01

MANAGED BANKCARD NET CHARGE-OFFS
   On balance sheet                 $   10,224      10,068       9,482      8,431       8,740      8,711
   Securitized                           4,826       5,475       5,197      4,739       4,811      4,313
                                       --------    --------   --------    --------   --------    --------
     Total managed bankcard net
       charge-offs                  $   15,050      15,543      14,679     13,170      13,551     13,024
                                       ========    ========   ========    ========   ========    ========
   Net charge-offs as % of managed
     loans (s)                            4.73%       4.81        4.60       4.21        4.35       4.07

CHARGE-OFFS AS RECOVERIES RATIOS
   Net charge-offs to average
     loans (a)                            0.45 %      0.54        0.62       0.48        0.49       0.52
   Earnings coverage of net
     charge-offs                          7.90 x      7.14        6.22       5.21        6.20       5.60
   Recoveries to total charge-offs       48.33 %     40.39       38.48      45.74       44.70      44.42
   Provision to average loans             0.51        0.62        0.62       0.57        0.60       0.62
   Allowance to total period
     end loans                            1.76        1.74        1.68       1.65        1.61       1.56

(a)  Annualized
/TABLE

TABLE 6
                                      MEASUREMENT OF ASSET QUALITY

($ in thousands)                               1997                               1996
-----------------------------           -------------------   -------------------------------------------
                                         2nd Qtr.   1st Qtr.    4th Qtr.    3rd Qtr.   2nd Qtr.    1st Qtr.
                                         June 30    Mar. 31    Dec. 31     Sept. 30    June 30    Mar. 31
NON-PERFORMING ASSETS                   ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans:
   Commercial                          $  21,255      22,383     27,973      37,739     36,454     30,636
   Commercial mortgage                    43,255      37,568     34,959      36,610     40,398     41,391
   Residential mortgage                   20,435      20,958     20,684      19,198     18,251     19,800
   Revolving mortgage                      1,229       1,264        569         469        602        615
   Consumer installment                       --          --         --          --         --         --
   Consumer revolving                         --          --         --          --         --         --
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total non-accrual loans          $   86,174     82,173     84,185      94,016    95,705     92,442
                                        ---------   ---------  ---------   ---------  ---------  ---------
Renegotiated loans:
   Commercial                          $   2,093       3,449      3,492       3,881      6,895      6,521
   Commercial mortgage                     1,665       2,242      2,249       2,438      1,895        934
   Residential mortgage                      565         613        673         733        741        749
   Revolving mortgage                         --          --         --          --         --         --
   Consumer installment                       --          --         --          --         --         --
   Consumer revolving                         --          --         --          --         --         --
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total renegotiated loans         $   4,323       6,304      6,414       7,052      9,531      8,204
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing loans             $  90,497      88,477     90,599     101,068    105,236    100,646
                                        ---------   ---------  ---------   ---------  ---------  ---------
Other real estate owned                $  19,366      25,230     24,190      28,026     30,933     30,621
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 109,863     113,707    114,789     129,094    136,169    131,267
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more:
   Commercial                          $   1,618       1,542      1,464       2,960      1,479      1,387
   Commercial mortgage                     1,461         549        704       5,044      2,853      3,235
   Residential mortgage                      481       1,793      1,214       2,839      3,010      1,637
   Revolving mortgage                      1,830       1,745      1,746       1,534      1,411      1,123
   Consumer installment                    9,787       9,216     12,612      13,700     12,347     12,833
   Consumer revolving                      8,857       9,729      8,986       7,716      7,000      7,385
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total loans past due 90 days or
      more                             $  24,034      24,574     26,726      33,793     28,100     27,600
                                        =========   =========  =========   =========  =========  =========
ASSET QUALITY RATIOS
Non-performing assets as a % of total       0.51 %      0.53       0.52        0.58       0.61       0.58
assets
Non-performing assets as a % of
   total loans + OREO                       0.75        0.77       0.76        0.84       0.88       0.83
Allowance coverage of non-performing
   loans                                  285.04      289.09     279.09      250.13     236.98     243.63
Allowance coverage of non-performing
   assets                                 234.80      224.94     220.27      195.83     183.15     186.80


NONPERFORMING ASSET SUMMARY
At December 31,                           1996        1995        1994        1993       1992       1991
------------------------------          ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans                      $  84,185     104,174     96,814     121,186    126,619    116,995
Renegotiated loans                         6,414      12,327      4,852      10,879     20,669     16,837
Other real estate owned                   24,190      31,103     38,662      50,595     48,699     34,601
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 114,789     147,604    140,328     182,660    195,987    168,433
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more         $  26,726      28,124     18,208      23,462     20,887     32,499
/TABLE>

TABLE 7
                                            INTEREST RATE SENSITIVITY
                                                   June 30, 1997

                                                     0 to          0 to          0 to         0 to          0 to
($ in millions)                                     30 Days      60 Days       90 Days      180 Days      365 Days
-----------------------------                      ---------    ---------     ---------     ---------    ---------
ASSETS
Other earning assets                             $       231           232          232           232          232
Investment securities                                     --             1            3            36           45
Loans, net of unearned discount                          502           505           83           110          112
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive assets (RSA)                $       733           738          318           378          389
                                                    =========     =========    =========     =========    =========
LIABILITIES
Money market type deposits                       $        70            70           70            70           70
Other core savings and time deposits                      47            30           41            18          164
Negotiated deposits                                      (36)          (37)         (41)          (28)         (61)
Borrowings                                               (95)          (20)         (49)         (149)           1
Interest rate swap agreements                             --            (5)          --            --           --
Interest rate cap agreements                              --            --           --            --           --
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive liabilities (RSL)           $       (14)           38           21           (89)         174
                                                    =========     =========    =========     =========    =========
GAP (RSA - RSL)                                  $       747           700          297           467          215
                                                    =========     =========    =========     =========    =========
RSA divided by RSL                                     11.82 %        9.84%        3.77%         4.92%        2.21%
GAP divided by total assets                             3.55          3.35         1.48          2.27         1.09


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

  II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Shareholders was held on April 16, 1997.

     (c) At the Annual Meeting, shareholders elected as directors the nominees listed in the following table:

                                      Number of Shares             Number of
          Nominees                       Voted For               Shares Withheld
          ---------------------   ------------------------   ---------------------
          Jon E. Barfield                48,419,264                  443,987
          Richard F. Chormann            48,458,432                  404,819
          Joel N. Goldberg               48,451,043                  412,208
          James S. Ware                  48,430,540                  432,711

Shareholders also voted to approve an increase in the number of shares of authorized common stock of the Registrant to 200,000,000 from 100,000,000 with 44,652,116 shares voting in favor, 3,280,471 shares voting against, 930,664 shares abstaining, and no broker non-votes.

Shareholders also voted to approved the First of America Bank
Corporation Director Stock Compensation Plan with 43,236,058 shares voting in favor, 3,965,717 shares voting against, 1,661,476 shares abstaining, and no broker non-votes.

Shareholders also voted to ratify the selection of KPMG Peat Marwick LLP as the Registrant's independent auditors for 1997; 48,130,643 shares voting in favor of the ratification, 201,583 shares voting against, 531,025 shares abstained, and no broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 (3)  (i)  Articles of Incorporation

                      (a)  A copy of the Restated Articles
                           of Incorporation is filed herewith
                           as an Exhibit.

                      (b)  A copy of the Amendment to the
                           Articles of Incorporation is
                           filed herewith as an Exhibit.

                 (11) Statement regarding computation of per
                      share earnings.

                      The computation of common and common
                      equivalents per share is described in Note
                      4 to the Consolidated Financial Statements of this report.

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Registrant during the three months ended June
                 30, 1997.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST OF AMERICA BANK CORPORATION
                                   REGISTRANT





Date:  August 11, 1997   /s/  THOMAS W. LAMBERT
                              Thomas W. Lambert
                              Executive Vice President and
                              and Chief Financial and
                              Accounting Officer)



                            EXHIBIT INDEX


        (3)(i)(a)   Restated Articles of Incorporation

        (3)(i)(b)   Amendment to the Articles of
                    Incorporation, dated April 16, 1997.

        (27)        Financial Data Schedule