Form 10-Q
period 1997-09-30
FIRST OF AMERICA BANK CORP /MI/
filed 1997-11-13
CIK 36703

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended                  Commission File No.
           September 30, 1997                       1-10534


                FIRST OF AMERICA BANK CORPORATION
      (Exact name of Registrant as specified in its Charter)


               Michigan                           38-1971791
    (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or Organization)            Identification No.)


211 South Rose Street, Kalamazoo, Michigan           49007
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

                 Class                          Outstanding at
             Common Stock,                     October 31, 1997
             $10 Par Value                        87,143,891

                FIRST OF AMERICA BANK CORPORATION

                              INDEX


    PART I.  FINANCIAL INFORMATION                     Page
                                                        No.

         Consolidated Balance Sheets (Unaudited),
         September 30, 1997 and December 31, 1996 .      1

         Consolidated Statements of Income
         (Unaudited) - Three and Nine Months ended
         September 30, 1997 . . . . . . . . . . . .      2

         Consolidated Statements of Cash Flows
         (Unaudited) - Nine Months Ended
         September 30, 1997 and 1996  . . . . . . .      3

         Notes to Consolidated Financial Statements
         (Unaudited)  . . . . . . . . . . . . . . .      4

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . .      6



    PART II.  OTHER INFORMATION

                              FIRST OF AMERICA BANK COPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                       Sept 30    December 31
($ In thousands)                                                        1997          1996
-------------------------------                                       ---------    ---------

ASSETS

Cash and due from banks                                             $   978,859    1,205,962

Money market investments                                                 95,563      163,400
Securities:
  Securities available for sale, amortized cost of $4,996,457 at
    September 30, 1997 and $4,549,383 at December 31, 1996            5,038,637    4,562,381

Loans, net of unearned income:
  Consumer                                                            3,318,637    3,774,803
  Commercial, financial and agricultural                              2,775,488    2,722,676
  Commercial real estate                                              4,062,423    3,918,248
  Residential real estate                                             4,243,231    4,531,868
  Loans held for sale, market value of $96,850 at September 30, 1997
  and $109,955 at December 31, 1996                                      94,378      108,411
                                                                     -----------  -----------
     Total loans                                                     14,494,157   15,056,006
     Less: Allowance for loan losses                                    259,561      252,846
                                                                     -----------  -----------
     Net loans                                                       14,234,596   14,803,160

Premises and equipment, net                                             413,206      433,408
Other assets                                                            929,900      893,868
------------------------------------------------------------------- ------------- -----------
TOTAL ASSETS                                                        $21,690,761   22,062,179
=================================================================== ============= ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                              $ 2,814,167    3,009,252
  Interest bearing                                                   13,654,437   14,610,044
                                                                     -----------  -----------
    Total deposits                                                   16,468,604   17,619,296

Securities sold under repurchase agreements                                  --      493,556
Other short term borrowings                                           2,000,521    1,344,434
Long term debt                                                          886,834      521,124
Company Obligated Mandatory Redeemable New Capital Securities
  of Subsidiary Trust Holding Solely Debentures of the Company          150,000           --
Other liabilities                                                       365,837      299,571
                                                                     -----------  -----------

    Total liabilities                                                19,871,796   20,277,981
                                                                     -----------  -----------
SHAREHOLDERS' EQUITY
Common stock-$10 par value                                              871,362      598,132
Capital surplus                                                          36,793      145,950
Net unrealized gain/(loss) on securities available for sale, net of tax expense of $14,763 at September 30, 1997 and net of tax
  expense of $4,561 at December 31, 1996                                 27,416        8,438
Retained earnings                                                       883,394    1,031,678
                                                                     -----------  -----------
    Total shareholders' equity                                        1,818,965    1,784,198
-------------------------------------------------------------------  -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $21,690,761   22,062,179
=================================================================== ============  ===========
See accompanying notes to consolidated financial statements.

/TABLE

                         FIRST OF AMERICA BANK COPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended,     Nine Months Ended,
                                                                 September 30,          September 30,
($ in thousands except per share data)                          1997       1996        1997       1996
-------------------------------                               ---------  ---------   ---------  ---------

INTEREST INCOME

Loans and fees on loans                                      $ 326,937    340,465     977,431  1,030,260
Securities:
  Taxable income                                                69,400     64,626     200,239    205,490
  Tax exempt income                                              7,205      4,242      19,378     11,335
Money market investments                                         1,855      2,786       6,617      7,433
                                                              ---------  ---------   ---------  ---------
    Total interest income                                      405,397    412,119   1,203,665  1,254,518
                                                              ---------  ---------   ---------  --------

INTEREST EXPENSE

Deposits                                                       144,286    162,012     431,083    489,795
Short term borrowings                                           22,712     16,181      69,681     60,460
Long term debt                                                  17,503      8,370      42,536     26,984
                                                              ---------  ---------   ---------  --------
    Total interest expense                                     184,501    186,563     543,300    557,239
                                                              ---------  ---------   ---------  --------
NET INTEREST INCOME                                            220,896    225,556     660,365    677,279
Provision for loan losses                                       22,816     21,966      64,048     69,797
                                                              ---------  ---------   ---------  --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            198,080    203,590     596,317    607,482
                                                              ---------  ---------   ---------  ---------
NON-INTEREST REVENUE

Service charges on deposit accounts                             30,024     29,025      87,952     82,802
Trust and financial services revenue                            34,215     28,113     100,089     84,545
Investment securities transactions, net                         (2,049)      (101)     (3,265)      (860)
Bank card revenue                                               23,654     18,711      61,153     54,189
Mortgage banking revenue                                         7,746      7,357      25,198     20,462
Other operating revenue                                         21,851     15,924      81,648     48,013
                                                              ---------  ---------   ---------  ---------

    Total non-interest revenue                                 115,441     99,029     352,775    289,151
                                                              ---------  ---------   ---------  ---------
NON-INTEREST EXPENSE

Personnel                                                      109,577    114,134     342,376    337,246
Occupancy, net                                                  15,108     16,639      46,123     48,792
Equipment                                                       13,828     14,849      42,490     43,865
Outside data processing                                          5,045      4,628      14,470     13,819
Amortization of intangibles                                      5,279      5,251      15,840     15,725
Other operating expenses                                        46,061     72,434     140,203    177,191
                                                              ---------  ---------   ---------  ---------

    Total non-interest expense                                 194,898    227,935     601,502    636,638
                                                              ---------  ---------   ---------  ---------
Income before income taxes                                     118,623     74,684     347,590    259,995

Income taxes                                                    39,579     23,661     115,967     87,080
                                                              ---------  ---------   ---------  ---------
NET INCOME                                                      79,044     51,023     231,623    172,915
                                                              =========  =========   =========  =========

EARNINGS PER SHARE
  Primary                                                         0.89       0.55        2.59       1.85
  Fully Diluted                                                   0.89       0.55        2.59       1.85


See accompanying notes to consolidated financial statements.
/TABLE

                                 FIRST OF AMERICA BANK COPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                             Nine Months Ended,
                                                                               September 30,
                                                                           ----------------------
($ in thousands)                                                              1997        1996
-------------------------------                                            ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                $  231,623      172,915
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                             34,470       35,259
    Provision for loan losses                                                 64,048       69,797
    Provision for deferred taxes                                              (1,981)        (750)
    Amortization of intangibles                                               15,840       15,725
    (Gain) loss on sale of securities available for held for sale              2,179          859
    (Gain) loss on sale of mortgage loans held for sale                      (18,489)     (14,139)
    (Gain) loss on sale of other assets                                      (23,573)      (4,207)
    Proceeds from the sales of mortgage loans held for sale                  836,289      869,091
    Originations of mortgage loans held for sale                            (803,767)    (859,768)
  Change in assets and liabilities net of acquisitions:
    (Increase) decrease in interest and other income receivable               (8,228)      42,884
    (Increase) decrease in other assets                                       77,339     (114,205)
    Increase (decrease) in accrued expenses and other liabilities             55,544        6,957
                                                                            ---------    ---------
  Net cash provided by operating activities                                  461,294      220,418
                                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of securities available for sale                  648,044      913,245
    Proceeds from the maturities of securities available for sale            754,952      829,358
    Purchases of securities available for sale                            (1,846,444)  (1,233,967)
    Net other (increase) decrease in loans and leases                        490,483      724,284
    Premises and equipment purchased                                         (34,456)     (34,955)
    Proceeds from the sale of premises and equipment                          43,761       22,620
    (Acquisition) sale of affiliates, net of cash acquired                        --          944
                                                                            ---------    ---------
    Net cash provided by investing activities                                 56,340    1,221,529
                                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITES:
    Net increase (decrease) in short term deposits                          (402,898)     (32,617)
    Net increase (decrease) in time deposits                                (747,794)  (1,125,216)
    Net increase (decrease) in short term borrowings                         162,531      (93,165)
    Proceeds from issuance of long term debt                                 569,845          924
    Repayments of long term debt                                             (54,135)     (99,029)
    Proceeds from issuance of common stock                                      (705)         197
    Dividends paid                                                           (83,648)     (82,345)
    Payments for purchase and retirement of common stock                    (138,695)    (130,854)
                                                                            ---------    ---------
    Net cash provided by financing activities                               (695,499)  (1,562,105)
                                                                            ---------    ---------
Net increase(decrease) in cash and cash equivalents                         (177,865)    (120,158)
Cash and cash equivalents at beginning of period                           1,205,962    1,207,062
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $1,028,097    1,086,904
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


NOTE 2: NON-PERFORMING ASSETS

                                         September 30,
                                   -------------------------
(in thousands)                        1997            1996
-----------------------------      -----------     ---------

Non-accrual loans                  $    87,873        94,016

Restructured loans                       3,100         7,052

Other real estate owned                 19,535        28,026
                                    -----------     ---------
Total non-performing assets         $  110,508       129,094
                                   ============    ==========

NOTE 3: ALLOWANCE FOR LOAN LOSSES

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      ------------------     -----------------
(in thousands)                         1997        1996      1997        1996
-------------------                  -------     -------    -------    --------
Balance, beginning of period        $257,953      249,388    252,846    241,182
Provision charged against income      22,816       21,966     64,048     69,797
Recoveries                            12,141       15,635     40,805     47,473
Loans charged off                    (33,349)     (34,182)   (98,138)  (105,645)
                                    ---------     --------  --------    --------
Balance, end of period              $259,561      252,807    259,561    252,807
                                    =========     ========  ========    ========

At September 30, 1997, total loans considered to be impaired under Statement No. 114 were $67.5 million with an average for the quarter of approximately $62.9 million. At September 30, 1996, total loans considered impaired were $80.7 million with an average for the quarter of approximately $81.5 million. At quarter-end, the allowance for impaired loans was $14.2 million and $17.6 million, respectively. At September 30, 1997, the impaired allowance related to $25.6 million of identified impaired loans, while the remaining $41.9 million of impaired loans did not require a specific allowance for loan losses based on the requirements of Statement No. 114.

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

At September 30, 1997 and 1996, there were 87,136,168 and 90,844,455 common shares outstanding, respectively. At the same dates, there were 200,000,000 authorized shares of $10 par value common stock. Common and common equivalent earnings per share amounts were calculated by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares outstanding during the respective periods adjusted for outstanding stock options.

                                           Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                      -----------------------------    -----------------------------
                                          1997            1996             1997             1996
                                      ------------     ------------    ------------     ------------
Average common and common
  equivalents shares outstanding        88,988,586       91,711,524      89,322,253       93,257,201



NOTE 5: MERGERS AND ACQUISITIONS

                                             Date of         Total Assets       Financial
($ in thousands)                          Acquisition         Acquired      Reporting Value
---------------------------------       ----------------     -----------     --------------

Scott, Doerschler, Messner &
  Gauntlett, Inc.                       January 1, 1997       $     73              5,455
Elliot & Sons Insurance Agency Inc.,/
  Michigan Benefit Plans Inc.           January 7, 1997          1,424              4,259
Huttenlockers Kerns Norvell, Inc.       February 12, 1996        3,994              3,912

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

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS


Summary: The following table sets forth the period to period changes in the principal items included in the consolidated statement of income for the three and nine months ended September 30, 1997, compared with the corresponding 1996 period. The bracketed amounts represent decreases.


                                                Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                                 1997   vs  1996           1997   vs   1996
                                               --------------------     ---------------------
($ in thousands)                                Change     Percent        Change     Percent
-----------------------------                  --------   ---------     ----------  ---------
Interest and fee income on loans             $  (13,528)      (4.0)%   $ (52,829)      (5.1)%
Interest income on investments                    7,737       11.2         2,792        1.3
Interest income on money market
   investments                                     (931)     (33.4)         (816)     (11.0)
                                               ---------  ---------     ----------  ---------
   Total interest income                         (6,722)      (1.6)      (50,853)      (4.1)
                                               ---------  ---------     ----------  ---------
Interest expense on deposits                    (17,726)     (10.9)      (58,712)     (12.0)
Interest expense on borrowed funds               15,664       63.8        24,773       28.3
                                               ---------  ---------     ----------  ---------
   Total interest expense                        (2,062)      (1.1)      (33,939)      (5.9)
                                               ---------  ---------     ----------  ---------
Net Interest Income                              (4,660)      (2.1)      (16,914)      (2.5)
Provision for loan losses                           850        3.9        (5,749)      (8.2)
Non-interest income                              16,412       16.6        63,624       22.0
Non-interest expense                            (33,037)     (14.5)      (35,136)      (5.5)
                                               ---------  ---------     ----------  ---------
   Income before income taxes                    43,939       58.8        87,595       33.7
   Income taxes                                  15,918       67.3        28,887       33.2
                                               ---------  ---------     ----------  ---------
   Net income                                $   28,021       54.9 %   $  58,708       34.0  %
                                               =========  =========     ==========  =========

See accompanying notes to consolidated financial statements.

OVERVIEW

Net income for the third quarter was $79.0 million, up 55.0 percent from the $51.0 million reported for the third quarter of 1996 and earnings per share were $0.89 compared with $0.55, an increase of 61.8 percent. Net income for the 1997 quarter included, on an after-tax basis, an $800 thousand gain from the sale of one branch office and a $2.8 million gain from the sale of $24.0 million of credit card receivables. Partially offsetting these gains were $1.3 million in one-time charges for severance and building write-downs. Last year's third quarter included the one-time expense of the Savings Association Insurance Fund's (SAIF) assessment of $14.8 million and severance charges of $1.4 million (after tax). On a core basis, excluding one-time events from both periods, net income for the quarter would have been $76.8 million, up 14.3 percent, and earnings per share would have been $0.86, up 17.8 percent.

For the year-to-date period, net income was $231.6 million, up
34.0 percent from 1996, and earnings per share were $2.59, up
40.0 percent over 1996. One-time events during the first nine months of 1997 included (net of tax): gains from branch sales of $13.8 million, severance charges of $4.8 million, a gain of $4.0 million on the sale of certain affinity card receivables, and a charge of $1.1 million to record the impairment of building values. The 1996 year-to-date period included after tax gains from branch sales of $2.9 million, severance charges of $2.3 million, and the SAIF assessment of $14.8 million. Excluding one-time events from both periods, net income would have been $219.7 million for 1997 compared with $187.1 million for 1996;
and earnings per share would have been $2.46 and $2.01, respectively.

A higher net interest margin, growing non-interest revenue, and stabilizing non-interest expense, excluding one-time charges, were the primary reasons for the stronger core results.

As part of our ongoing efforts to manage capital for the benefit of the shareholders, 3.0 million shares of First of America Common Stock were repurchased this year, increasing earnings per share $0.02 for the year-to-date period. Additionally, in January of 1997, we privately placed $150 million of fixed rate trust preferred securities. These securities reduced our cost of capital and improved our risk based capital ratios.

At September 30, 1997, total assets were $21.7 billion, down from $22.1 billion a year ago, mainly as a result of continuing efforts to restructure the balance sheet to yield a more profitable earning asset and deposit mix. Loan growth strategies have been targeted toward increasing the commercial, commercial mortgage, and home equity loan portfolios. Commercial loan and commercial mortgage balances for the third quarter of 1997 increased 3.4 percent to $6.7 billion from a year ago while home equity loans grew 30.4 percent. Residential mortgage and indirect consumer loans, combined, decreased $1.3 billion, or
15.6 percent, from the same period a year ago.

Core deposits for 1997 were $1.5 billion lower than a year ago as a result of branch sales completed in 1996 and 1997 and the run off experienced within certain savings and CD products.
Excluding sold deposits, transaction deposits increased 0.3 percent and time deposits decreased 13.5 percent from the same period in 1996.

The return on average assets for the third quarter and year-to-date period of 1997 were 1.48 percent and 1.45 percent, respectively. For the comparable periods of 1996, the same ratios were 0.93 percent and 1.03 percent, respectively. Return on equity was 17.15 percent for the third quarter of 1997 and
11.64 percent for the same 1996 quarter. Year-to-date, the return on equity ratio was 17.27 percent and 12.91 percent for
1996.   Excluding one-time events, year-to-date return on average
assets would have been 1.38 percent compared with 1.12 percent in 1996, and return on equity would have been 16.46 percent compared with 13.97.

In October 1997, we completed the sale of our Florida operations to Barnett Banks, Inc. for $160 million. We will realize a gain on this transaction of $0.14 per share, which will be reflected in our fourth quarter results; however, it is likely that this gain may be minimized by impairment write-downs and other non-recurring charges to income. The preceding statement in this paragraph is forward-looking, and First of America's actual results may differ from those currently expected. At September 30, 1997, our Florida operations had approximately $1.1 billion in assets, loans of $790 million and deposits of $870 million. On a year-to-date basis, net income for the operation was $4.8 million. For the same period, on a pre-tax basis, net interest income after the provision for loan losses was $28.9 million, non-interest revenue was $6.6 million and non-interest expense was $29.6 million.

CONSOLIDATED INCOME ANALYSIS

Net interest income for the third quarter, on a fully taxable equivalent basis, was $227.0 million, down 1.3 percent from third quarter 1996, while year-to-date net interest income was down 3.6 percent. Earning assets decreased 2.8 percent to $19.4 billion from a year ago primarily because of smaller residential mortgage and consumer installment loan portfolios.

The net interest margin was up 9 basis points to 4.68 percent from 4.59 percent for the quarter comparison and for the year-to-date period was 4.67 percent compared with 4.49 percent. The improvement is a result of management's efforts to restructure the balance sheet to obtain a more profitable mix within earning assets and liabilities and the pricing disciplines being exercised with the origination of new loans and deposits, particularly in the consumer indirect installment portfolio and certificate of deposit products.

Table 3 provides detail on the average yields on earning assets and the average rates paid on interest-bearing liabilities for the last six quarters.

Management currently expects that earning assets will remain level or decline slightly during the remainder of 1997, although commercial and commercial mortgage loans are expected to increase. Deposits overall are also expected to decrease slightly, primarily in the CD category, while other deposit types should remain stable. The net interest margin is expected to remain basically level or declined slightly with the third quarter net interest margin of 4.68 percent during the last three months of 1997. The preceding statements in this paragraph are forward-looking, and First of America's actual results may differ from those currently expected. Such differences could result from a variety of factors including changes in loan demand and the interest rate environment.

The allowance for loan losses was $260 million at September 30, 1997, compared with $253 million a year ago. The provision for loan losses for the third quarter increased 23.9 percent to $22.8 million from the second quarter of 1997 as a result of higher net charge-offs in the commercial loan portfolio. The higher net charge-offs were mainly the result of two commercial loans that were charged-off; however, these net charge-offs are not considered to represent a permanent deterioration of overall commercial loan quality. The allowance for loan losses to total loans ratio at September 30, 1997, was 1.79 percent, up from 1.65 percent a year ago and 1.68 percent at year end 1996.
Charge-offs and recoveries by portfolio type are detailed in Table 5.

Non-interest revenue totaled $115.4 million for the quarter, an increase of 16.6 percent from a year ago; for the year-to-date period the increase was 22.0 percent. The year-to-date increase is due in part to $23.5 million of branch sale gains recorded this year compared with $4.5 million of gains for the same period last year. Excluding the impact of branch sale gains from both periods, non-interest revenue increased 15.7 percent.

Bank card revenue for the quarter included a $4.7 million gain from the sale of $24.0 million of consumer credit card receivables; year-to-date, the gain was $6.6 million. If the gains are excluded from the comparisons, bank card revenue was approximately level for the quarter and year-to-date periods.

Trust and financial services revenue for the quarter was $34.2 million, up from $28.1 million for the year ago quarter, and for the year-to-date period was up $15.5 million to $100.1 million. Revenues from the Trust and Financial Services Division continue to benefit from expanding insurance and brokerage business and the higher market values of trust assets upon which fees are assessed; at quarter-end, such assets were $20.0 billion compared with $19.4 billion a year ago. Other financial services revenue, generated by cash management, investment management, brokerage and insurance services, was $40.1 million for the nine month period compared with $31.8 million a year ago, benefiting from the sales and service strategies implemented in partnership with the branch employees. Insurance revenue for the same periods was $8.8 million and $3.6 million, respectively, reflecting our original and continuing commitment to this product line.

Mortgage banking revenue increased 3.1 percent to $7.2 million for the quarter and was up $4.3 million to $17.5 million for the year-to-date period. The main reason for the year-to-date increase was a $4.0 million increase in total gains on mortgage loan sales, which included a $3.1 million gain on an $89 million portfolio sale.

Total non-interest expense was $194.9 million for the quarter and $601.5 million for the year-to-date period, compared with $227.9 million and $636.6 million for the comparable periods a year ago. Excluding one-time charges, non-interest expense would be down $9.7 million for the quarterly comparison and $17.8, or 2.9 percent, for the year-to-date comparison. Total personnel costs, excluding severance charges, decreased 2.5 percent for the quarter, and were up only 0.3 percent for the first nine months of 1997 over 1996. Severance charges for 1997 include $0.4 million for the quarter and $7.7 million for the year-to-date period; for 1996 they included $2.2 million and $3.6 million, respectively.

On a core operating basis, the burden ratio was 1.56 percent versus 1.88 percent for the comparative quarters, and 1.69 percent versus 1.94 percent for the nine month periods. On the same basis, the efficiency ratio was 57.3 percent for the quarter and 59.2 for the year-to-date period, which continues to compare favorably with last year's core operating ratios of 61.5 percent and 62.6 percent, respectively. For full year 1997, the efficiency ratio is expected to remain below 60 percent. The preceding is a forward-looking statement, and First of America's actual results may differ from what has been stated.

LINE OF BUSINESS RESULTS

An objective of First of America's recent restructuring effort was to define specific lines of business which would cross legal entity lines and focus its management and information systems accordingly. As a result, First of America currently measures the individual performance of four business lines -- Commercial Banking, Retail Sales & Delivery, Consumer Finance & Mortgage, and Trust & Financial Services -- as well as the performance of certain product lines within those businesses. A fifth category, Corporate Investments & Funding, includes activities that are not directly attributable to any one of the four major lines of business.

In developing the management accounting system for line of business reporting, certain assumptions and allocations were necessary. Equity was allocated on the basis of required regulatory levels, inherent operational risk or market-determined factors as evidenced by similar independent single business line companies. Support services which were centrally provided were allocated on a per-unit cost basis or in proportion to the balances of assets and liabilities associated with a particular business line. Funds transfer pricing was used to allocate a cost of funds used or a credit for funds provided from market-determined indices. Because of the assumptions and allocations utilized, the financial results of the individual business lines might vary from the actual results if those lines were in fact separate operating entities.

For reporting purposes this quarter, Commercial Lending and Retail Sales & Delivery are combined and shown as Total Community Banking. Table 1 presents summarized income statements for the third quarter of 1997 and selected quarterly information for the past six quarters for the business lines. The results for the prior quarters have been restated to reflect this new organizational structure.

Net income for each of the lines of business for the third quarter of 1997 was higher than the year-ago quarter. Total Community Banking's net income was up 17.1 percent for the third quarter of 1997 over the same period of 1996 as a result of a $5.4 million increase in non-interest income and a $13.2 reduction in non-interest expense. Consumer Finance & Mortgage's net income increased 7.4 percent due to non-interest expense being lower by $2.8 million. Trust & Financial Services' net income was up 8.9 percent as a result of an increase in non-interest income of $4.9 million which was partially offset by a $3.2 million increase in non-interest expense.

TABLE 1

                                     LINE OF BUSINESS FINANCIAL PERFORMANCE


For quarter ended September 30, 1997           Total       Consumer      Trust &      Corporate
                                             Community    Finance &     Financial    Investments  Consolidated
INCOME STATEMENT                              Banking      Mortgage     Services      & Funding      Results
                                             ---------    ---------     ---------     ---------     ---------
                                                              - - -  ($ in thousands) - - -
Net interest income (FTE)                 $    176,702        42,906        1,481        6,002        227,091
Provision for loan losses                        7,679        15,137           --           --         22,816
Non-interest income                             46,430        32,789       33,249        1,191        113,659
Non-interest expense                           126,196        31,750       23,695        5,780        187,421
Corporate support                                4,016         1,010          754       (5,780)            --
Income tax expense (FTE)                        31,018        10,115        3,741        1,353         46,227
                                              ---------     ---------    ---------    ---------      ---------
Income before one-time gains and charges  $     54,223        17,683        6,540        5,840         84,286

Gains from branch sales, severance and
 other one time charges (net of tax)                                                                     (575)
Goodwill (net of tax)                                                                                   4,667
                                                                                                     ---------
Net Income                                                                                       $     79,044
                                                                                                     =========
Contribution to consolidated results             64.33%        20.98         7.76         6.93          100.0


                                                             1997                                    1996
                                             ------------------------------------     ------------------------------------
                                              3rd Qtr.     2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.     2nd Qtr.
QUARTER RESULTS                              Sept. 31      June 30       Mar. 31       Dec. 31      Sept. 30      June 30
                                             ---------    ---------     ---------     ---------     ---------    ---------
COMMUNITY BANKING
   Net income                             $    54,223         49,915      44,462        51,065       46,320        42,682
   Return on equity                             20.10 %        18.77       16.94         18.76        16.92         16.07
   Efficiency ratio                             58.36          61.13       64.24         62.51        64.26         65.84

CONSUMER FINANCE & MORTGAGE
   Net income                             $    17,683         18,153      15,891        16,288       16,468        15,831
   Return on equity                             16.62 %        16.69       14.39         14.05        13.67         12.90
   Efficiency ratio                             43.28          44.96       46.04         45.34        45.96         45.36

TRUST & FINANCIAL SERVICES
   Net income                             $     6,540          5,294       5,352         5,325        6,004         6,347
   Return on equity                             34.63 %        28.45       29.10         30.20        34.18         36.49
   Efficiency ratio                             70.40          74.85       74.82         74.88        68.94         67.37

CORPORATE INVESTMENT & FUNDING
   Net income                             $     5,840          6,427       7,950         5,732        2,985         2,859
   Return on equity                                --             --           --           --           --            --
   Efficiency ratio                                --             --           --           --           --            --
/TABLE

ASSET QUALITY AND CREDIT RISK PROFILE

First of America's loan portfolio has no significant concentrations of credit to any specific borrower or within any geographic region, effectively reducing credit risk exposure.

Also reducing credit risk are First of America's conservative lending policies and loan review process. At September 30, 1997, the loan portfolio was comprised of residential mortgages (29.9 percent), consumer loans (22.9 percent), commercial mortgages (28.1 percent) and commercial loans (19.1 percent).

The allowance for loan losses was 1.79 percent of total loans compared with 1.65 percent a year ago; the allowance coverage of non-performing loans was 285.32 percent compared with 250.13 percent. Non-performing loans and loans 90 days past due are detailed by portfolio in Table 6.

The asset quality in the commercial loan and residential mortgage portfolios, approximately three-quarters of total loans, remains strong. Over the last two years, these portfolios have experienced minimal net charge-offs.

Across the banking industry there has been a deterioration of consumer loan quality, and in mid-1995, First of America also experienced a rise in both delinquencies and net losses in its installment loan and credit card portfolios from the favorable levels previously experienced.

To reverse this trend, First of America intensified its collection efforts and tightened credit controls. As a result, the consumer installment loan portfolio's net charge-offs began to stabilize in 1996 and decreased during the first nine months of 1997. The consumer installment net charge-offs to average loans for the third quarter was 1.02 percent compared with 1.20 percent for the same quarter of 1996.

However, for the managed credit card portfolio, the net charge-offs to average loans ratio was 4.91 percent compared with
4.21 percent for 1996. The higher level of credit losses being experienced is due in part to increases in personal bankruptcies. To manage this ongoing problem we have undertaken several initiatives to reduce future losses including new collection strategies, restructuring of customer loans, and proactive measures to effect recoveries from bankrupt accounts.

FUNDING, LIQUIDITY AND INTEREST RATE RISK

First of America continues to monitor interest rate risk, provide liquidity and moderate changes in the market value of the investment securities portfolio through a centralized funds management division.

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. First of America relies primarily upon core deposits for its liquidity. At September 30, 1997, core deposits equalled 96.3 percent of total deposits. First of America does not issue negotiated CD's in the national money markets, and limits its level of purchased funds through corporate policy to less than ten percent of assets. The majority of negotiated
CD's and purchased funds originate from the core deposit customer base, including downstream correspondents. First of America's interest rate risk policy is to minimize the effect on net income resulting from a change in interest rates through asset/liability management at all levels in the company. Each quarter an interest rate sensitivity analysis is completed for each line of business, as well as the corporation as a whole, using an asset/liability model. Additional analysis is completed and reviewed each month related to the interest rate sensitivity of the corporation. The Asset and Liability Committees, which exist within each line of business and at the corporate level, review the analysis and as necessary, take appropriate action to ensure compliance with policy and strategic objectives relating to prudent risk rate management.

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

TABLE 2
INTEREST RATE SWAPS

($ in thousands)                                                                                    Net Interest Income
                                                                                                      Impact for the
                                                     Weighted         Average          Average       Nine Months Ended
                           Notional  Fair Market      Average      Rate Received      Rate Paid        September 30,
Hedged Asset/Liability      Amount      Value     Maturity (Mos.)  Variable/Fixed  Variable/Fixed     1997       1996
------------------------  ---------  ------------ --------------  ---------------  --------------- ----------  ---------

Market Rate CDs *                --            --             --         --              --               --         (62)
FirstRate Fund deposits          --            --             --         --              --               --         (22)
Bank notes                       --            --             --         --              --               35         (36)
Long term debt             $ 50,000          (281)          10.0    5.60%/fixed     5.69/variable        (91)         (3)
------------------------   ---------  ------------ -------------- ---------------  ---------------  ---------  ----------
     Total                 $ 50,000          (281)          10.0                                    $    (56)    $  (123)
========================= ========== ============= ==============                                   =========  ==========
* This represents a basis swap.

See Note 6 to the consolidated financial statements regarding First of America and its subsidiaries use of interest rate swaps as a hedge against certain debt. Although notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. Table 2 outlines First of America's outstanding interest rate swaps at September 30, 1997.

First of America had outstanding interest rate swaps with a notional value of $50 million which represented a hedge against parent company debt. The outstanding swaps had a negative market value of $281 thousand. At September 30, 1996, outstanding swaps totalled $80.0 million in notional amounts with a negative market value of $670 thousand.

At times First of America also utilizes interest rate caps to manage its interest rate risk. Interest rate caps are contracts that protect the holder from a rise, beyond a certain point, in interest rates or some other underlying index. The contract is based on a notional amount and a premium is paid for the right to exercise the option. First of America had no outstanding interest rate caps at September 30, 1997 or 1996.

First of America had no securities classified as held to maturity at September 30, 1997 or 1996. In accordance with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," securities available for sale are carried at market value which totalled $5.0 billion at September 30, 1997. Amortized book value was also $5.0 billion at quarter-end. The $42.2 million net unrealized gain in securities available for sale resulted in a corresponding, after-tax positive market value adjustment to equity of $27.4 million. At December 31, 1996, the positive market value adjustments to securities and equity from the securities available for sale portfolio were $13.0 million and $8.4 million, respectively.

CAPITAL STRENGTH

First of America began its share repurchase program during March 1996. At September 30, 1997, 8.5 million shares of First of America Common Stock had been repurchased for a total cost of $314 million. During the third quarter, 1.1 million shares were repurchased. In October 1997, the repurchase of an additional
6.0 million shares was authorized. Any shares repurchased to date and any additional repurchases under the current authorization will be used for general corporate purposes and may be available for reissuance in connection with the company's stock based compensation plans, dividend reinvestment plan or employee savings plan.

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

Total shareholders' equity was $1.8 billion at both September 30, 1997 and 1996 as net earnings retained and the positive change in the market value adjustment to equity for available for sale securities since September 30, 1996, more than offset the effect of the share repurchase program. For the first nine months of 1997, the change in the adjustment in the market value of such securities increased total equity by $19.0 million. Book value per share rose to $20.87 from the $19.33 reported a year ago.

First of America continues to maintain, both on a consolidated level and an affiliate basis, capital levels within the parameters of "well capitalized" as defined by regulatory guidelines. The consolidated total capital to risk adjusted assets ratio at September 30, 1997, was 13.99 percent, the tier I ratio was 10.60 percent and the tier I leverage ratio was 8.07 percent.

UPDATE

First of America recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. A corporate wide task force, with representation from all major business units, has been established to evaluate and manage the risks, solutions, and costs associated with fixing this problem.

Most of the costs incurred in addressing the Year 2000 problem are expected to be expensed as incurred in compliance with generally accepted accounting principles. Management currently estimates the cost of achieving Year 2000 compliance to be approximately $30 to $35 million (pre-tax) over the cost of normal software upgrades and replacements and will be incurred through the year 1999. A significant portion of these costs will probably not be incremental to the Registrant, but will rather represent a redeployment of existing information technology resources.

In October 1997, the Accounting Standards Executive Committee of the AICPA voted to issue a final Statement of Position (SOP), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." However, the issuance of this SOP is subject to approval by the Financial Accounting Standards Board
(FASB). The AICPA hopes to issue a final SOP in the first quarter of 1998. The SOP would be effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged.

In summary, the SOP states that the following costs incurred in developing internal-use software should be capitalized: direct costs for materials and services paid to external parties for developing or obtaining the software; payroll and payroll-related costs for employees' time spent directly on the project; and interest costs incurred in developing the software.

Currently, banks must expense such costs, which can be material to the results of operation, in accordance with the guidance provided by the Comptroller of the Currency. The impact of this SOP to First of America's results is currently being evaluated.

Management's statements of expectations for certain financial results for the remainder of 1997 and into 1998 and 1999, as included in this report, are forward-looking statements. First of America's actual performance and financial results may differ from these projections as a result of a variety of factors, including but not limited to changes in the economy, assumed rates of revenue growth, expense reductions, competition and the implementation of internal business plans.

TABLE 3
                                  CONSOLIDATED YIELD ANALYSIS (a)

                                                   1997                           1996
                                      -----------------------------   -----------------------------
                                      3rd Qtr.   2nd Qtr.  1st Qtr.   4th Qtr.  3rd Qtr.   2nd Qtr.
                                      Sept. 30   June 30   Mar. 31    Dec. 31   Sept. 30   June 30
                                      --------   --------  --------   --------  --------   --------
Average Prime Rate (b)                    8.5 %      8.5        8.3        8.3       8.3        8.3

EARNING ASSETS
Money Market Investments                 7.31 %     6.57       5.12       6.03      5.83       5.75

U.S. Government and agencies             6.56       6.50       6.41       6.33      6.18       6.13
securities
State and municipal securities           8.09       8.14       8.12       8.13      8.22       8.32
Other securities                         6.65       6.48       6.51       6.39      6.32       6.24
                                      --------   --------  --------   --------  --------   --------
   Total securities                      6.70       6.68       6.57       6.47      6.38       6.28
                                      --------   --------  --------   --------  --------   --------
Consumer installment loans               8.87       8.76       8.67       8.59      8.76       8.53
Commercial revolving loans              13.99      13.97      14.08      14.28     14.16      13.96
Commercial loans                         8.92       8.79       8.68       8.74      8.66       8.69
Commercial mortgage loans                9.18       9.13       9.11       9.13      9.12       9.16
Residential real estate loans            8.11       8.05       7.99       7.99      7.97       7.97
                                      --------   --------  --------   --------  --------   --------
   Total loans                           9.04       8.98       8.92       8.91      8.89       8.85
                                      --------   --------  --------   --------  --------   --------
Total earning assets                     8.45 %     8.42       8.34       8.33      8.31       8.23
                                      ========   ========  ========   ========  ========   ========

INTEREST-BEARING LIABILITIES

Checking                                 2.31 %     2.22       2.13       2.11      2.07       2.17
Savings                                  3.43       3.41       3.35       3.23      3.24       3.17
CD's                                     5.42       5.38       5.36       5.48      5.50       5.44
                                      --------   --------  --------   --------  --------   --------
   Core deposits                         4.07       4.03       4.00       4.07      4.11       4.09

Negatiated CD's                          5.56       5.47       5.35       5.37      5.31       5.27

Short term borrowings                    5.83       5.67       5.44       5.43      5.45       5.46
Long term debt                           7.28       7.57       7.68       7.98      7.94       7.83
                                      --------   --------  --------   --------  --------   --------
   Total borrowed funds                  6.20       6.22       5.99       6.00      6.11       6.02
                                      --------   --------  --------   --------  --------   --------
Total interest-bearing liabilities       4.47 %     4.41       4.34       4.34      4.35       4.36
                                      ========   ========  ========   ========  ========   ========

NET INTEREST MARGIN
Interest income to average earning       8.45 %     8.42       8.34       8.33      8.31       8.23
assets
Interest expense to average earning      3.77       3.75       3.68       3.69      3.72       3.74
assets
Net interest margin                      4.68       4.67       4.66       4.64      4.59       4.49

(a)  Fully taxable equivalent, based on a marginal federal income tax rate of 35%.
(b)  The First National Bank of Chicago Corporate Base Rate.
/TABLE

TABLE 4                                   FIRST OF AMERICA BANK CORPORATION
                                           Analysis of Net Interest Income

                                                   Third Quarter 1997 Versus          Third Quarter 1997 Versus
($ in thousands)                                      Third Quarter 1996                 Second Quarter 1997
------------------------------                --------------------------------     --------------------------------
CHANGES IN RATE AND VOLUME                      Total         Change Due To         Total         Change Due To
INCREASE (DECREASE):                            Change     Volume       Rate       Change      Volume        Rate
                                               -------     -------    -------      -------     -------      -------
INTEREST INCOME
   Loans (FTE)                               $ (13,307)    (19,638)     6,331        1,813      (3,231)       5,044
   Taxable securities                            4,760       1,767      2,993        3,417       3,144          273
   Tax exempt securities (FTE)                   4,550       4,650       (100)       1,223       1,291          (68)
   Money market investments                       (931)     (1,523)       592         (303)       (532)         229
                                                -------     -------    -------      -------     -------      -------
Total Interest Income                           (4,928)    (14,745)     9,817        6,150         672        5,478
                                                -------     -------    -------      -------     -------      -------

INTEREST EXPENSE
   Interest-bearing deposits                   (17,726)    (16,734)      (992)         824      (1,824)       2,648
   Short term borrowings                         6,531       5,361      1,170         (759)     (1,641)         882
   Long term borrowings                          9,133       9,856       (723)       3,600       4,131         (531)
                                                -------     -------    -------      -------     -------      -------
Total Interest Expense                          (2,062)     (1,517)      (545)       3,665         665        3,000
                                                -------     -------    -------      -------     -------      -------
Change in net interest income (FTE)          $  (2,866)    (13,227)    10,361        2,485           7        2,478
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
/TABLE

TABLE 5
                                     SUMMARY OF LOAN LOSS EXPERIENCE

($ in thousands)                                    1997                                1996
-----------------------------        ---------------------------------  --------------------------------
                                     3rd Qtr.     2nd Qtr.    1st Qtr.   4th Qtr.    3rd Qtr.   2nd Qtr.
                                     Sept. 30     June  30    Mar. 31     Dec. 31    Sept. 30   June  30
ALLOWANCE FOR LOAN LOSSES            ----------  ---------- ----------  ---------   ---------  ---------
Balance, at beginning of period     $  257,953     255,766     252,846     252,807    249,388     245,207
Provision charged against income        22,816      18,416      22,816      23,659     21,966      23,230
Recoveries:
   Consumer installment                  8,125       9,530       9,964      10,933     10,954      10,839
   Consumer revolving                    2,362       2,227       1,837       1,815      2,043       2,084
   Commercial                            1,098       1,580         986       1,032      1,411       1,632
   Commercial mortgage                     500       1,771         611         962      1,194         789
   Residential mortgage                     56          81          77          34         33          51
                                      ---------   ---------  ---------   ---------  ---------   ---------
       Total recoveries                 12,141      15,189      13,475      14,776     15,635      15,395
                                      ---------   ---------  ---------   ---------  ---------   ---------
Charge-offs:
   Consumer installment                 14,787      14,160      17,659      20,737     19,149      17,781
   Consumer revolving                   13,239      13,681      13,043      12,391     11,628      11,824
   Commercial                            4,575       2,596       1,377       3,577      1,531       2,868
   Commercial mortgage                     521         608         811       1,416      1,415       1,635
   Residential mortgage                    227         383         471         275        459         336
                                      ---------   ---------  ---------   ---------  ---------   ---------
      Total charge-offs                 33,349      31,428      33,361      38,396     34,182      34,444
                                      ---------   ---------  ---------   ---------  ---------   ---------
Net charge-offs                         21,208      16,239      19,886      23,620     18,547      19,049
                                      ---------   ---------  ---------   ---------  ---------   ---------
Balance, at end of period          $   259,561     257,953     255,776     252,846    252,807     249,388
                                      =========   =========  =========   =========  =========   =========
Average loans outstanding (net of
   unearned income)                $14,479,236   14,662,478 14,833,677  15,111,023 15,346,731  15,546,597
                                     ==========  ========== ==========  ========== ==========  ==========

NET CHARGE-OFFS BY PORTFOLIO
AS % OF LOANS OUTSTANDING (A)
   Consumer installment                   1.06 %      0.72        1.17        1.37       1.05        0.86
   Consumer revolving                     4.82        4.85        4.62        4.47       4.18        4.30
   Commercial                             0.50        0.15        0.06        0.38       0.02        0.19
   Commercial mortgage                      --       (0.12)       0.02        0.05       0.02        0.09
   Residential mortgage                   0.02        0.03        0.04        0.02       0.04        0.02

MANAGED BANKCARD NET CHARGE-OFFS
   On balance sheet                 $    9,704      10,224      10,068       9,482      8,431       8,740
   Securitized                           5,438       4,826       5,475       5,197      4,739       4,811
                                       --------    --------   --------    --------   --------    --------
     Total managed bankcard net
       charge-offs                  $   15,142      15,050      15,543      14,679     13,170      13,551
                                       ========    ========   ========    ========   ========    ========
   Net charge-offs as % of managed
     loans (s)                            4.91 %     4.73        4.81        4.60       4.21        4.35

CHARGE-OFFS AS RECOVERIES RATIOS
   Net charge-offs to average
     loans (a)                             0.58 %    0.45        0.54        0.62       0.48        0.49
   Earnings coverage of net
     charge-offs                           6.67 x    7.90        7.14        6.22       5.21        6.20
   Recoveries to total charge-offs        36.41 %   48.33       40.39       38.48      45.74       44.70
   Provision to average loans              0.63      0.51        0.62        0.62       0.57        0.60
   Allowance to total period
     end loans                             1.79      1.76        1.74        1.68       1.65        1.61

(a)  Annualized
/TABLE

TABLE 6
                                      MEASUREMENT OF ASSET QUALITY

($ in thousands)                                     1997                               1996
-----------------------------           --------------------------------   -------------------------------
                                        3rd Qtr.    2nd Qtr.   1st Qtr.    4th Qtr.   3rd Qtr.   2nd Qtr.
                                        Sept. 30    June 30    Mar. 31     Dec. 31    Sept. 30   June 30
NON-PERFORMING ASSETS                   ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans:
   Commercial                          $  25,568      21,255     22,383     27,973      37,739     36,454
   Commercial mortgage                    39,495      43,255     37,568     34,959      36,610     40,398
   Residential mortgage                   21,361      20,435     20,958     20,684      19,198     18,251
   Revolving mortgage                      1,449       1,229      1,264        569         469        602
   Consumer installment                       --          --         --          --         --         --
   Consumer revolving                         --          --         --          --         --         --
                                        --------   ---------  ---------   ---------  ---------  ---------
      Total non-accrual loans          $  87,873      86,174     82,173     84,185      94,016    95,705
                                        ---------   ---------  ---------   ---------  ---------  ---------
Renegotiated loans:
   Commercial                          $   1,084       2,093      3,449      3,492       3,881      6,895
   Commercial mortgage                     1,456       1,665      2,242      2,249       2,438      1,895
   Residential mortgage                      560         565        613        673         733        741
   Revolving mortgage                         --          --         --          --         --         --
   Consumer installment                       --          --         --          --         --         --
   Consumer revolving                         --          --         --          --         --         --
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total renegotiated loans         $   3,100       4,323      6,304      6,414       7,052      9,531
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing loans             $  90,973      90,497     88,477     90,599     101,068    105,236
                                        ---------   ---------  ---------   ---------  ---------  ---------
Other real estate owned                $  19,535      19,366     25,230     24,190      28,026     30,933
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 110,508     109,863    113,707    114,789     129,094    136,169
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more:
   Commercial                          $   6,585       1,618      1,542      1,464       2,960      1,479
   Commercial mortgage                     1,456       1,461        549        704       5,044      2,853
   Residential mortgage                      830         481      1,793      1,214       2,839      3,010
   Revolving mortgage                      4,118       1,830      1,745      1,746       1,534      1,411
   Consumer installment                    9,536       9,787      9,216     12,612      13,700     12,347
   Consumer revolving                     11,420       8,857      9,729      8,986       7,716      7,000
                                        ---------   ---------  ---------   ---------  ---------  ---------
      Total loans past due 90 days or
      more                             $  33,945      24,034     24,574     26,726      33,793     28,100
                                        =========   =========  =========   =========  =========  =========
ASSET QUALITY RATIOS
Non-performing assets as a % of total       0.51 %      0.51       0.53       0.52        0.58       0.61
assets
Non-performing assets as a % of
   total loans + OREO                       0.76        0.75       0.77       0.76        0.84       0.88
Allowance coverage of non-performing
   loans                                  285.32      285.04     289.09     279.09      250.13     236.98
Allowance coverage of non-performing
   assets                                 234.88      234.80     224.94     220.27      195.83     183.15


NONPERFORMING ASSET SUMMARY
At December 31,                           1996        1995        1994        1993       1992       1991
------------------------------          ---------  ---------   ---------   ---------  ---------  ---------
Non-accrual loans                      $  84,185     104,174     96,814     121,186    126,619    116,995
Renegotiated loans                         6,414      12,327      4,852      10,879     20,669     16,837
Other real estate owned                   24,190      31,103     38,662      50,595     48,699     34,601
                                        ---------   ---------  ---------   ---------  ---------  ---------
Total non-performing assets            $ 114,789     147,604    140,328     182,660    195,987    168,433
                                        =========   =========  =========   =========  =========  =========
Loans past due 90 days or more         $  26,726      28,124     18,208      23,462     20,887     32,499
/TABLE>


TABLE 7
                                            INTEREST RATE SENSITIVITY
                                                September 30, 1997

                                                     0 to          0 to          0 to         0 to          0 to
($ in millions)                                     30 Days      60 Days       90 Days      180 Days      365 Days
-----------------------------                      ---------    ---------     ---------     ---------    ---------
ASSETS
Other earning assets                             $       (45)          (46)         (46)          (46)         (45)
Investment securities                                     38           164           64            49           93
Loans, net of unearned discount                          (46)          (28)          (6)           28          110
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive assets (RSA)                $       (53)           90           12            31          158
                                                    =========     =========    =========     =========    =========
LIABILITIES
Money market type deposits                       $       (30)          (30)         (30)          (30)         (30)
Other core savings and time deposits                      14           (52)         (45)          (61)         (11)
Negotiated deposits                                       (2)          (17)          17            14           16
Borrowings                                               208           178          113           188          214
Interest rate swap agreements                            (30)           --           --            --          (25)
Interest rate cap agreements                              --            --           --            --           --
                                                    ---------     ---------    ---------     ---------    ---------
Total rate sensitive liabilities (RSL)           $       160            79           55           111          164
                                                    =========     =========    =========     =========    =========
GAP (RSA - RSL)                                  $      (213)           11          (43)          (80)          (6)
                                                    =========     =========    =========     =========    =========
RSA divided by RSL                                     (2.85)%        0.36%       (0.40)%       (0.67)%       0.14%
GAP divided by total assets                            (0.94)         0.11        (0.14)        (0.31)        0.03


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

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K

                 On July 2, 1997, the Registrant filed a Current
                 Report on Form 8-K dated June 16, 1997,
                 regarding a news release announcing that it had entered into an agreement to sell its Florida operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, First of America has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST OF AMERICA BANK CORPORATION
                                   REGISTRANT





Date:  November 13, 1997     /s/  THOMAS W. LAMBERT
                                  Thomas W. Lambert
                                  Executive Vice President and
                                  and Chief Financial and
                                  Accounting Officer)



                            EXHIBIT INDEX


        (27)        Financial Data Schedule