Form 10-Q/A
period 1997-09-30
FIRST OF AMERICA BANK CORP /MI/
filed 1997-11-13
CIK 36703

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

As part of First of America's ongoing efforts to manage capital for the benefit of the shareholders, 3.0 million shares of First of America Common Stock were repurchased this year, increasing earnings per share $0.02 for the year-to-date period. Additionally, in January of 1997, First of America privately placed $150 million of fixed rate trust preferred securities. These securities reduced First of America's cost of capital and improved our risk based capital ratios.

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

In October 1997, we completed the sale of our Florida operations to Barnett Banks, Inc. for $160 million. We will realize a gain on this transaction of $0.14 per share, which will be reflected in our fourth quarter results; however, it is currently anticipated that this gain may be minimized by impairment write-downs and other non-recurring charges to income. The preceding statement in this paragraph is forward-looking, and First of America's actual results may differ from those currently expected because currently anticipated write-downs and charges are not certain as to their timeing or amount. At September 30, 1997, our Florida operations had approximately $1.1 billion in assets, loans of $790 million and deposits of $870 million. On a year-to-date basis, net income for the operation was $4.8 million. For the same period, on a pre-tax basis, net interest income after the provision for loan losses was $28.9 million, non-interest revenue was $6.6 million and non-interest expense was $29.6 million.

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

On a core operating basis, the burden ratio was 1.56 percent versus 1.88 percent for the comparative quarters, and 1.69 percent versus 1.94 percent for the nine month periods. On the same basis, the efficiency ratio was 57.3 percent for the quarter and 59.2 for the year-to-date period, which continues to compare favorably with last year's core operating ratios of 61.5 percent and 62.6 percent, respectively. For full year 1997, the efficiency ratio is expected to remain below 60 percent. The preceding is a forward-looking statement, and First of America's actual results may differ from what has been stated due to a variety of factors, including but not limited to assumed rates of revenue growth, expense reductions and the implementation of internal business plans.

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

In July 1997, all of the privately placed 8.12% Capital
Securities were exchanged for indentical, but registered freely tradable 8.12% Capital Securities

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

UPDATE

First of America recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. A corporate wide task force, with representation from all major business units, has been established to evaluate and manage the risks, solutions, and costs associated with fixing this problem.

Most of the costs incurred in addressing the Year 2000 problem are currently expected to be expensed as incurred. Management currently estimates the cost of achieving Year 2000 compliance to be approximately $30 to $35 million (pre-tax) over the cost of normal software upgrades and replacements and will be incurred through the year 1999. A significant portion of these costs will probably not be incremental to the Registrant, but will rather represent a redeployment of existing information technology resources. The preceding statements in this paragraph are foward looking, and First of America's actual costs and results may differ due to, amoung other things, additional system testing, vendor contract negotiations, and technological developments.

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

Currently, banks must expense such costs, which can be material to the results of operation, in accordance with the guidance provided by the Comptroller of the Currency. The potential impact of this SOP on First of America is currently being evaluated and cannot currently be estimated.

Management's statements of expectations for certain financial results as included in this report, are forward-looking statements. First of America's actual performance and financial results may differ from these projections as a result of a variety of factors, including but not limited to changes in the economy, assumed rates of revenue growth, expense reductions, competition and the implementation of internal business plans.

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