Form 10-K
period 1997-12-31
FIRST OF AMERICA BANK CORP /MI/
filed 1998-01-28
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

            ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For fiscal year Ended December 31, 1997 Commission File Number 1-10534


                   FIRST OF AMERICA BANK CORPORATION
        (Exact name of Registrant as specified in its Charter)

              Michigan                         38-1971791
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or Organization)                      No.)


211 South Rose Street, Kalamazoo, Michigan       49007
(Address of principal Executive Offices)       (Zip Code)

                             616-376-9000
          Registrant's telephone number, including area code

                     Common Stock, $10, Par Value
                           (Title of Class)

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

                     Yes __X__      No  _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   State the aggregate market value of the voting stock held by non-affiliates of registrant, $6,284,898,770 on December 31, 1997.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                   Outstanding at December 31, 1997
   Common Stock, $10 Par Value                 87,166,376

                  DOCUMENTS INCORPORATED BY REFERENCE

  Information from the following document has         Parts of this
been incorporated into this report by reference     report into which
   to the extent indicated in those parts             incorporated
                 Not Applicable

















                          PART I


ITEM 1.  BUSINESS OF FIRST OF AMERICA BANK CORPORATION

General

     First of America Bank Corporation (herein after referred to as First of America or the Registrant) is a bank holding company headquartered in Kalamazoo, Michigan. The Registrant was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising its two subsidiary banks which operate general, commercial banking businesses from 545 banking offices and facilities located in Michigan, Illinois, and Indiana.
The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, insurance, securities brokerage and investment advisory services. At December 31, 1997, the Registrant had assets of $21.1 billion, deposits of $15.8 billion and shareholders' equity of $1.9 billion.

     The Registrant has responsibility for the overall conduct, direction and performance of its affiliates. The Registrant establishes direction and policies for the entire organization and monitors compliance with these policies. The Registrant also provides capital funds to affiliates as required and assists affiliates in asset and liability management, marketing, planning, accounting, tax, internal audit, loan review, and human resource management for its 10,622 full time equivalent employees. The Registrant derives its income principally from dividends upstreamed from its subsidiaries.

     On November 30, 1997, First of America entered into an Agreement and Plan of Merger with National City Corporation (NCC) providing for the merger of First of America into NCC. The merger is subject to approval by the respective shareholders of First of America and NCC, regulatory authorities and other customary conditions. Pursuant to the merger agreement, upon consummation of the merger, each outstanding share of First of America's common stock will be converted into 1.2 shares of NCC common stock. The merger is expected to be a tax-free reorganization and accounted for as a pooling of interests. The merger is expected to be completed in the second quarter of 1998.

     First of America recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. Further discussion of this issue is presented within "Item 7. Management's Discussion and Analysis" appearing later in this document.

Subsidiary Banks

     On June 30, 1997, the Registrant merged its former subsidiary, First of America Bank-Indiana, into First of America Bank-Michigan, N.A., which was renamed First of America Bank, N.A.. On October 1, 1997, the Registrant sold its former subsidiary First of America Bank-Florida, F.S.B. and its other Florida-based operations (the Florida
Sale).

     As of December 31, 1997, the Registrant had two wholly owned subsidiary banks, First of America Bank, N.A. and First of America Bank-Illinois, N.A. (collectively, the Banks) First of America Bank, N.A., is a general commercial bank based in Kalamazoo, Michigan with offices in Michigan and Indiana. At December 31, 1997, it had $15.2 billion in assets, $9.3 billion in loans and $11.3 billion in deposits. First of America Bank-Illinois, N.A., is a general commercial bank based in Bannockburn, Illinois with offices throughout Illinois. At December 31, 1997, it had $6.1 billion in assets, $4.3 billion in loans and $4.6 billion in deposits. The Banks offer a broad range of lending, depository and related financial services to individual, commercial, industrial, financial, and governmental customers, including demand, savings and time deposits, secured and unsecured loans, lease financing, letters of credit, money transfers, corporate and personal trust services, cash management, and other financial services. These services are organized into four core lines of business: Commercial Banking, Retail Sales & Delivery, Consumer Finance & Mortgage, and Trust & Financial Services.

     No material part of the business of First of America and its subsidiaries is dependent upon a single customer, or a very few customers, where the loss of any one would have a materially adverse effect on the Registrant.

Non-Banking Subsidiaries

     First of America Loan Services, Inc. is a wholly owned subsidiary of First of America Bank, N.A. First of America Loan Services, Inc. engages in the servicing of both commercial and residential real estate loans for institutional investors and certain affiliates of the Registrant and secondary market sales.

     First of America Mortgage Company is a wholly owned subsidiary of First of America Bank, N.A. that provides mortgage loan origination services.

     First of America Insurance Company is a wholly owned subsidiary of the Registrant. The insurance company reinsures credit life and disability insurance provided by an unaffiliated insurer for customers of the Registrant's affiliates.

     First of America Brokerage Service, Inc. is a wholly owned subsidiary of First of America Bank, N.A. It is a registered broker-dealer and provides retail securities brokerage services, through a clearing broker, to customers of the Banks and others.

     First of America Investment Corporation is a wholly owned subsidiary of First of America Bank, N.A. First of America Investment Corporation is a registered investment adviser which provides comprehensive investment advisory services to the trust and financial services division of the Registrant and to individual and institutional investors. It also serves as investment adviser for The Parkstone Group of Funds, First of America's proprietary mutual funds.

     First of America Securities, Inc. is a wholly owned subsidiary of the Registrant. It is a registered broker-dealer and engages in limited securities underwriting and dealing as well as other capital market activities.

     First of America Trust Company is a wholly owned subsidiary of the Registrant. It provides trust services to customers of the Registrant's Illinois affiliate bank.

     New England Trust Company, based in Providence, Rhode Island, is a wholly owned subsidiary of the Registrant and provides fiduciary investment advisory services to individual and institutional investors.

     First of America Community Development Corporation is a wholly owned subsidiary of the Registrant. It invests in qualifying businesses or housing projects, as allowed by federal law, to address the needs of low to moderate income neighborhoods.

     First of America Insurance Group - Michigan, Inc. is a wholly owned subsidiary of First of America Bank, N.A. and First of America Insurance Group - Illinois, Inc. is a wholly owned subsidiary of First of America Bank - Illinois, N.A. These affiliates provide personal, commercial and group insurance and employee benefit products.

Competition

     The Banks compete primarily with other banks and savings and loan associations for loans, deposits and trust accounts. They are also faced with increasing competition from other financial intermediaries including consumer finance companies, leasing companies, credit unions, retailers and investment banking firms.

     The Banks of the Registrant have 714 automated teller machines (ATM's) located on bank premises and on off-premise sites located in high volume retail and service locations.

Supervision and Regulation

     First of America and the Banks are subject to supervision, regulation and periodic examination by federal banking regulatory agencies, including, primarily, the Board of Governors of the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency
(OCC).


     The following is a summary of certain statutes and regulations affecting First of America and the Banks. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and actions by regulatory agencies.

     Bank Holding Companies -  As a bank holding company, First of
America is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA) and by the FRB. Among other things, the BHCA imposes requirements for the maintenance of capital adequate to support a bank holding company's operations. The BHCA also restricts the product range of bank holding companies by circumscribing the types of institutions bank holding companies may own or acquire. The
BHCA limits bank holding companies to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. The BHCA requires bank holding companies to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act), commencing on September 29, 1995, bank holding companies became permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of banks. Under the Interstate Act, both national and state-chartered banks are also allowed to merge across state lines (thereby creating interstate branches) commencing June 1, 1997. States were permitted to "opt out" of the interstate branching authority by taking action prior to the commencement date. The States of Illinois, Indiana and Michigan did not opt out of the Interstate Act's provisions.

     Banks - The Banks, as national banking associations, are subject to regulation by the OCC under the National Bank Act. Additionally, the Banks are members of the Federal Reserve System, and as such are subject to applicable provisions of the Federal Reserve Act and regulations thereunder. The National Bank Act, the Federal Reserve Act as well as OCC and FRB regulations govern among other things, the scope of the Banks' businesses, maintenance of adequate capital, reserves against deposits, investments and loans they may make, transactions with affiliates (such as the Registrant), their ability to pay dividends and activities with respect to mergers and establishing branches.

     Deposit Insurance Assessments and Other Federal Regulation-Deposits held by the Banks are insured, to the extent permitted by law, by the Bank Insurance Fund (BlF) and the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation
(FDIC).

     A majority of the deposits of the Banks are insured by the BIF, with a portion of each of those banks' deposits insured by the SAIF. The Banks are therefore subject to deposit insurance assessments. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the FDIC is required to set deposit insurance rates at a level that will maintain the BIF and SAIF reserve ratio at a mandated level and has implemented a risk-based assessment scheme. Under this arrangement, each depository institution is assigned to one of nine categories (based upon three categories of capital adequacy and three categories of perceived risk to the applicable insurance fund). On September 30,1996, the federal Deposit Insurance Funds Act (DIFA) was enacted. DIFA provided for a one-time special assessment by the FDIC on SAIF-assessable deposits, which raised the SAIFs reserve ratio to the designated level. This allowed the FDIC to effectively equalize the formerly disparate deposit insurance assessment ratios of the BIF and SAIF. For 1997, the effective BIF and SAIF assessment rates ranged from 0 basis points for well-capitalized institutions displaying little risk, to 27 basis points for undercapitalized institutions displaying high risk. Going forward, both BIF insured banks and SAIF insured thrifts are also required to pay interest on Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry.

     The Financial Institutions Reform Recovery and Enforcement Act of 1989 provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any insured bank or savings association subsidiary of a holding company may be required to reimburse the FDIC for any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with a default of any of such holding company's other insured subsidiary banks or savings associations or from assistance provided to such other subsidiaries in danger of default. This right of recovery by the FDIC generally is superior to any claim of the shareholders of the depository institution that is liable or any affiliate of such institution. The Federal Deposit Insurance Act also requires receivers of failed depository institutions to give priority to depositors over general creditors, subordinated creditors and shareholders when distributing assets of a failed bank. This depositor preference applies on a nationwide basis.

     Non-banking Subsidiaries - First of America has non-banking subsidiaries that are broker-dealers and investment advisers, each registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. The broker-dealer subsidiaries are also subject to regulation under various state securities laws. Because they are affiliated with First of America's subsidiary banks, these subsidiaries are subject to certain limitations on their securities activities imposed by federal banking laws. First of America also has non-banking subsidiaries that are insurance agencies licensed and subject to regulation by state insurance regulatory agencies.

     Economic Conditions and Governmental Policy - First of America's earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence and are influenced by the monetary and fiscal policies of the United States government and its various agencies, particularly the FRB. The Registrant cannot predict changes in monetary policies or their impact on its operations and earnings.

     Capital Adequacy - Reference is made to Note 18 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" included later in this document for a discussion of capital adequacy matters.

Statistical Data

     The statistical data as required is presented with "Item 7. Management's Discussion and Analysis" and in certain of the Notes to Consolidated Financial Statements and Supplemental Data included with "Item 8. Financial Statements and Supplementary Data" appearing later in this document.


ITEM 2. PROPERTIES

     First of America is headquartered in Kalamazoo, Michigan.

     First of America's subsidiaries operate a total of 545 banking offices, a majority of which are owned by the Banks with the remaining offices under lease agreements. Reference is made to Note 10 of the Notes to Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" included later in this document for further information regarding the terms of these leases. All of these offices are considered by management to be well maintained and adequate for the purpose intended.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended December 31, 1997.




                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     First of America's common stock is listed for trading on the New York Stock Exchange (NYSE). The range of high and low sales prices appear under the caption "Market Price of Common Stock" under Supplemental Information included with "Item 8. Financial Statements and Supplementary Data" included later in this document.

     Common stock dividends, payable in cash, were declared on a quarterly basis during 1997 and 1996. The dividends declared per common share totaled $1.33 during 1997 and $1.21 during 1996. Restrictions on First of America's ability to pay dividends are described in Note 13 in the paragraph beginning "The various loan agreements" and in Note 17 of the Registrant's "Notes to Consolidated Financial Statements" included under "Item 8. Financial Statements and Supplementary Data" included later in this document.

     At the 1997 annual meeting, shareholders approved an increase in the number of authorized common stock from 100,000,000 to 200,000,000 shares. On May 30, 1997, a 3-for-2 stock split, effected in the form of a 50 percent stock dividend, was distributed to shareholders. All prior period data presented in this filing regarding the number of common shares outstanding and amounts per share have been restated to reflect the preceding two events. Further information on this topic is presented in Note 22 of the Registrant's "Notes to Consolidated Financial Statements" included later in this document.

     On January 1, 1997, and January 7, 1997 First of America issued 93,855 shares and 73,742 shares of its common stock, par value $10.00 per share, to shareholders of Scott, Doerschler, Messner & Gauntlett, Inc. and Elliot & Sons Insurance Agency, Inc./Michigan Benefit Plans, Inc., respectively, in connection with First of America's acquisitions of these companies pursuant to statutory share exchanges. First of America's common stock was issued in the transaction without registration under the Securities Act of 1933 in reliance on Regulation D and Rule 505 under the Securities Act.

     The number of record holders of First of America's common stock as of December 31, 1997 was 29,141.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to the following information included in "Item
7. Management's Discussion and Analysis - Table II" under the caption "Selected Financial Data": the line items "Interest income" through earnings per share," "Cash dividends declared per common share," "Total assets" and "Long-term debt" for the years 1993 through 1997.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following financial review discusses the performance of First of America, on a consolidated basis, for the three years ended
December 31, 1997, and should be read in conjunction with the consolidated financial statements and notes thereto.

Mergers and Acquisitions

     On November 30, 1997, First of America and NCC entered into an Agreement and Plan of Merger. Refer to the "General" section of "Item
1. Business of First of America Bank Corporation" included earlier in this document and Note 3 to the Notes to Consolidated Financial
Statements included later in this document for details of the agreement.

     Table I below and Note 2 of the Notes to Consolidated Financial Statements, included later in this document, summarize First of America's business combinations for the past three years.




Business Combinations                                                                                         Table I
($ in thousands)

                 1997                                   1996                                    1995

                              Assets                                  Assets                                 Assets
          Affiliate          Acquired            Affiliate           Acquired           Affiliate           Acquired

Scott, Doerschler, Messner &     $73   Huttenlochers Kerns Norvell,   $3,994   New England Trust Company
  Gauntlett, Inc.                      Inc.                                                                  $1,576



Elliot & Sons Insurance        1,424                                           Underwriting Consultants,
Agency, Inc./Michigan Benefit                                                  Inc.                           1,255
Plans, Inc.


                                                                               West Suburban Financial
                                                                               Corporation                       12

                             -------                                 -------                                -------
                              $1,497                                  $3,994                                 $2,843
                             =======                                 =======                                =======


     The January 1997 acquisitions noted in Table I were for companies located in Michigan that provide insurance, employee benefit and other financial services.

1997 Highlights

     Net income for 1997 was $314.8 million, up 22.5 percent compared with the $256.9 million earned in 1996. For the same periods, diluted earnings per share were $3.53 and $2.77, respectively. The current year's results include the following one-time events (net of tax): a gain of $12.0 million from the Florida Sale; gains from branch sales of $13.8 million; and a gain of $4.1 million on the sale of certain affinity card receivables. Partially offsetting these gains were $17.2 million in severance costs and other one-time charges.

     At the time of the Florida Sale, the Florida operations had approximately $1.1 billion in assets, loans of $790 million and deposits of $870 million. On a year-to-date basis (through September 30, 1997), net income for the operation was $4.8 million. For the same period, on a pre-tax basis, net interest income after the provision for loan losses was $28.9 million, non-interest revenue was $6.6 million and non-interest expense was $29.6 million.

     For 1996, reported results included the impact of the Federal Deposit Insurance Corporation's one-time assessment fee of $14.0 million (net of tax) to recapitalize the Savings Association Insurance Fund, gains from branch sales of $17.0 million (net of tax), and one-time charges of $7.3 million (net of tax) associated with severance and various write-downs. For 1995, the results included restructuring charges of $8.6 million (net of tax) and gains from branch office sales of $10.6 million (net of tax).

     Return on average assets was 1.49 percent for 1997 compared with
1.16 percent for 1996 and 1.00 percent for 1995. Return on average equity was up for the year-over-year comparison, 17.41 percent compared with 14.39 percent. Return on average equity was 13.89 percent for 1995.

     Asset quality remained strong in 1997.  Nonperforming assets were
0.51 percent of total assets, compared with 0.52 percent and 0.63 percent at year-ends 1996 and 1995, respectively. Net charge-offs as a percent of average loans for 1997 was 0.58 percent, higher than the
0.53 percent and 0.47 percent reported for 1996 and 1995. The increase in the ratio from 1996 to 1997 was primarily the result of a higher level of commercial and credit card net charge-offs and lower average outstandings. Management does not believe that the increase in commercial net charge-offs, which occurred mostly in the fourth quarter, is indicative of a deteriorating trend in the remainder of the portfolio. The preceding statement is forward looking and First of America's actual results may differ due to, among other things, changes in economic and interest rate conditions. The increase in credit card net charge-offs is common across the banking industry, as personal bankruptcies increased during 1997. To reverse this trend, First of America has intensified its collection efforts and tightened credit controls. The 1995 to 1996 increase was primarily due to a decreasing loan portfolio, which resulted from a planned balance sheet restructuring. The allowance for loan losses as a percent of total loans did increase, however, to 1.78 percent at year-end 1997 compared with 1.68 percent at year-end 1996, as the provision for loan loss expense covered net charge-offs by 102 percent. The allowance as a percent of total loans was 1.50 percent at December 31, 1995.

     Total assets were $21.1 billion at December 31, 1997, decreasing from the $22.1 billion reported at December 31, 1996, as a result of the Florida Sale and targeted balance sheet restructuring efforts. Higher priced deposits and selected loan portfolios with narrower net interest spreads were reduced and greater emphasis was placed on loans and deposits meeting specific targeted returns. Total assets were $23.6 billion at December 31, 1995.

     The 1995 to 1996 decrease was also affected by the restructuring of the balance sheet.

     Total shareholders' equity was up slightly from a year ago to $1.9 billion resulting in a book value per common share of $21.52 at December 31, 1997. The book value per common share was $19.89 at year-end 1996 and $19.26 at year-end 1995. The total risk-based capital ratio of 14.74 percent at year-end 1997 was the highest reported by First of America since it began computing risk-based ratios in 1989.

     In August 1997, the Board of Directors increased the cash dividend per common share by 11.7 percent to $1.40 annually. This increase indicated the Board's continued confidence in First of America's profitability and represents the fifteenth year in a row that the dividend was increased.

     Several organizational changes were completed in 1997 which were implemented to continue First of America's efforts towards creating a delivery system that revolves around its customers' needs. The changes realigned the company from a geographic focus to a line of business focus, allowed more resources to be targeted to sales incentives and sales training, reduced costs for delivery of products and services, and improved profitability.



Selected Financial Data                                                                            Table II
($ in thousands, except per share data)

                             5 Year
                           Compounded                             Year Ended December 31,
                             Growth       1997         1996          1995         1994          1993          1992
                              Rate

SUMMARY OF OPERATIONS
Interest income              (0.1)%    $1,590,778     1,663,554     1,796,524     1,600,877     1,510,966   1,596,127
Interest expense             (0.1)        718,856       761,066      872,528        662,142       608,949     721,300
Net interest income          (0.1)        871,922       902,488      923,996        938,735       902,017     874,827
Provision for loan losses     1.7          85,707        93,456       91,488         86,571        84,714      78,809
Total non-interest income    13.3         487,129       419,314      346,100        284,373       292,184     261,316
Total non-interest expense    0.1         801,839       845,003      815,271        813,418       763,528     796,348
Applicable income tax
  expense                    11.4         156,744       126,457      126,629        102,616        98,574      91,506
Extraordinary item, net of
  tax                       n/a                --            --           --            --             --     (21,956)
                           -------------------------------------------------------------------------------------------
Net income                   16.4%       $314,761       256,886      236,708       220,503        247,385     147,524
                           ===========================================================================================
Net income applicable to     18.4%       $314,761       256,886      236,708       220,503        241,232     135,015
  common stock             ===========================================================================================
EARNINGS PER SHARE
Common                       16.7%          $3.57          2.79         2.50          2.47           2.82        1.65
Diluted                      16.4            3.53          2.77         2.49          2.46           2.76        1.65
Average common shares
  outstanding (000)           1.5          88,170        92,044       94,831        89,295         85,667      81,944
Cash dividends declared
  per common share            8.3         $  1.33          1.21         1.15          1.09           1.03        0.89
Book value per common
share                         7.9           21.52         19.89        19.26         16.75          17.07       14.75
                           -------------------------------------------------------------------------------------------


BALANCE SHEET SUMMARY
ASSETS:
Cash and due from banks       3.9%      1,180,883     1,205,962    1,207,062     1,060,788        903,517     918,960
Federal funds sold, resale
  agreements and time
  deposits                   (1.4)        162,730       163,400      269,737        55,271         74,909     175,030
Securities:
     Held to maturity       n/a                --            --           --     3,112,876      1,856,623   3,489,626
     Available for sale     n/a         4,941,969     4,562,381    5,060,746     2,587,626      3,261,481          --
     Held for sale          n/a                              --           --            --             --   1,137,420
Loans - net of unearned
  income                     (0.1)     13,669,486    15,056,006   16,076,942    16,834,858     14,394,155  13,756,017
Allowance for loan losses     6.6        (243,469)     (252,846)    (241,182)     (228,115)      (188,664)   (176,793)
Other assets                 10.1       1,368,055     1,327,276    1,226,790     1,145,398        928,450     846,507
                           -------------------------------------------------------------------------------------------


Total assets                  0.9%    $21,079,654    22,062,179   23,600,095    24,568,702     21,230,471  20,146,767
                           ===========================================================================================
LIABILITIES AND EQUITY

Deposits                     (2.7)%   $15,759,294    17,619,296   19,342,467    20,200,266     18,243,703  18,035,553
Short term borrowings       (14.4)      1,554,121     1,837,990    1,649,965     1,882,739        994,578     338,023
Long term debt               42.4       1,486,777       521,124      490,315       681,236        254,193     254,051
Other liabilities            17.0         402,553       299,571      289,367       225,573        214,560     183,649
Total shareholders' equity    7.0       1,876,909     1,784,198    1,827,981     1,578,888      1,523,437   1,335,491
                           -------------------------------------------------------------------------------------------
Total liabilities and
  equity                      0.9%     $21,079,654   22,062,179   23,600,095    24,568,702     21,230,471  20,146,767
                           ===========================================================================================
FINANCIAL RATIOS

Return on average total
  equity                      8.9%           17.41        14.39        13.89         14.44          17.50       11.38
Return on average assets     14.7             1.49         1.16         1.00          0.98           1.20        0.75
Net interest margin (a)      (1.3)            4.67         4.53         4.28          4.58           4.86        4.98
Total shareholders' equity
     to assets at year-end    6.4             8.90         8.09         7.75          6.43           7.18        6.63

(a) Fully taxable equivalent based on a marginal federal income tax rate of 35% for 1997, 1996, 1995, 1994 and 1993, and 34% for 1992.


Income Analysis

     Net Interest Income - Net interest income on a fully taxable equivalent (FTE) basis was $895.5 million compared with $920.0 million in 1996. This decrease reflects the impact of the balance sheet restructuring and the Florida sale that reduced average earning assets $1.1 billion, or 5.8 percent. These strategies improved the net interest margin, which rose 14 basis points to 4.67 during the year. At mid-year 1995, First of America completed the securitization of $500 million in credit card receivables, shifting revenue from interest income to non-interest fee revenue. If 1995's net interest income was restated for the impact of the securitization, 1996's net interest income would have been level with 1995.

     Table III presents a summary of the changes in net interest income resulting from changes in volumes and rates for 1997 and 1996. Net interest income, average balance sheet amounts, and the corresponding yields and costs for the years 1993 through 1997 are shown in Table IV.

     Total interest income FTE declined 4.0 percent in 1997. As illustrated in Table III, the decrease resulted mainly from a lower volume of earning assets. On the other hand, interest expense was down 5.6 percent as a result of lower rates on interest-bearing liabilities and a $1.2 billion decrease in average interest bearing liabilities. The combination of these changes resulted in the 2.7 percent decrease in net interest income FTE for 1997 compared with 1996.


Volume/Rate Analysis                                                                 Table III
($ in thousands)

                                  1997 Change From 1996 Due To           1996 Change From 1995 Due To
                                Volume       Rate        Total         Volume        Rate       Total


INTEREST INCOME:
Loans (FTE)                     (96,027)      16,615      (79,412)    $  (95,181)    (13,930)   (109,111)
Taxable securities              (14,176)      12,818       (1,358)       (43,999)     11,697     (32,302)
Tax exempt securities (FTE)      16,383         (497)      15,886          5,999        (591)      5,408
Money market investments         (1,693)        (163)      (1,856)         3,591         947       4,538
                            -----------------------------------------------------------------------------
Total interest income (FTE)     (95,513)      28,773      (66,740)    $ (129,590)     (1,877)   (131,467)
                            -----------------------------------------------------------------------------
INTEREST EXPENSE:

Interest bearing deposits       (71,684)     (10,513)     (82,197)    $  (55,743)    (23,423)    (79,166)
Short term borrowings             6,814        2,441        9,255        (11,837)     (8,859)    (20,696)
Long term debt                   33,547       (2,816)      30,731        (13,408)      1,808     (11,600)
                            -----------------------------------------------------------------------------
Total interest expense          (31,323)     (10,888)     (42,211)    $  (80,988)    (30,474)   (111,462)
                            -----------------------------------------------------------------------------
Change in net interest income   (64,190)      39,661      (24,529)    $  (48,602)     28,597     (20,005)
                            =============================================================================

*  Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.  Non-taxable income has been adjusted to a fully taxable equivalent basis.
/TABLE


Average Balances/Net Interest Income/Average Rates                                                           Table IV
($ in thousands)
Year Ended December 31,                                  1997                                  1996
                                                                    Average                               Average
                                                       Interest      Rate                    Interest      Rate
                                            Average     Income/     Earned/       Average     Income/     Earned/
                                            Balance     Expense      Paid         Balance     Expense      Paid

ASSETS:
Money market investments                  $  140,380       8,534       6.08    $   168,182      10,390       6.18%
Investment securities:
U.S. Treasury, federal agencies and other  4,163,999     270,485       6.50      4,387,256     271,843       6.20
State and municipal securities (1)           497,674      40,152       8.07        294,728      24,266       8.23
Total loans (1)(2)                        14,394,193   1,295,186       9.00     15,463,335   1,374,598       8.89
                                          ----------------------                ----------------------
Total earnings assets/total
     interest income (1)                  19,196,246   1,614,357       8.41     20,313,501   1,681,097       8.28
                                          ----------------------                ----------------------

Less allowance for loan losses               256,572                               249,833
Cash and due from banks                      889,437                               932,239
Other assets                               1,287,803                             1,198,433
                                          ----------                            ----------
Total                                    $21,116,914                          $ 22,194,340
                                          ==========                            ==========
LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts                 $ 3,767,274      81,648       2.17   $  3,843,700      80,490       2.09%
Money market savings accounts              3,823,099     149,391       3.91      3,898,886     142,811       3.66
Time deposits                              6,148,527     332,758       5.41      7,739,404     422,694       5.46
                                          ----------------------                ----------------------
Total interest-bearing deposits           13,738,900     563,797       4.10     15,481,990     645,995       4.17
Short term borrowings                      1,563,328      89,243       5.71      1,443,047      79,988       5.54
Long term debt                               903,171      65,814       7.29        445,329      35,083       7.87
                                          ----------------------                ----------------------
Total interest-bearing liabilities/
    total interest expense                16,205,399     718,854       4.44     17,370,366     761,066       4.38
                                          ----------------------                ----------------------
Demand deposits                            2,785,164                             2,790,118
Other liabilities                            318,704                               248,448
Non-redeemable preferred/preference stock         --                                    --
Common shareholders' equity                1,807,647                             1,785,408
                                          ----------                            ----------
Total                                    $21,116,914                          $ 22,194,340
                                          ==========                            ==========

Interest income/earning assets                                         8.41                                  8.28%
Interest expense/earning assets                                        3.74                                  3.75

Net interest margin/earning assets                                     4.67                                  4.53%



Year Ended December 31,                                   1995                                  1994

                                                                    Average                               Average
                                                        Interest      Rate                    Interest      Rate
                                            Average     Income/     Earned/       Average     Income/     Earned/
                                            Balance     Expense       Paid        Balance     Expense       Paid
ASSETS:
Money market investments                  $   108,480       5,852       5.39%   $    72,736       2,349       3.23%
Investment securities:
U.S. Treasury, federal agencies and other   5,103,380     304,145       5.96      5,319,354     303,098       5.70
State and municipal securities (1)            222,055      18,858       8.49        306,946      25,296       8.24
Total loans (1)(2)                         16,532,752   1,483,709       8.97     15,172,618   1,287,121       8.48
                                           ----------------------                ----------------------
Total earnings assets/total
     interest income (1)                   21,966,667   1,812,564       8.25     20,871,654   1,617,864       7.75
                                           ----------------------                ----------------------
Less allowance for loan losses                234,933                               206,703
Cash and due from banks                       919,598                               892,959
Other assets                                1,100,940                               992,857
                                           ----------                            ----------
Total                                     $23,752,272                           $22,550,767
                                           ==========                            ==========

LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts                  $ 3,444,077      59,342       1.72%    $3,948,604      59,476       1.51%
Money market savings accounts               4,254,533     166,906       3.92      3,551,445     110,220       3.10
Time deposits                               9,105,938     498,913       5.48      8,849,576     398,239       4.50
                                           ----------------------                ----------------------
Total interest-bearing deposits            16,804,548     725,161       4.32     16,349,625     567,935       3.47
Short term borrowings                       1,647,634     100,684       6.11      1,325,584      60,389       4.56
Long term debt                                616,357      46,683       7.57        485,494      33,818       6.97
                                           ----------------------                ----------------------
Total interest-bearing liabilities/
    total interest expense                 19,068,539     872,528       4.58     18,160,703     662,142       3.65
Demand deposits                             2,710,566                             2,665,183
Other liabilities                             269,073                               197,330
Non-redeemable preferred/preference stock          --                                    --
Common shareholders' equity                 1,704,094                             1,527,551
                                           ----------                            ----------
Total                                     $23,752,272                           $22,550,767
                                           ==========                            ==========

Interest income/earning assets                                          8.25%                                 7.75%
Interest expense/earning assets                                         3.97                                  3.17
Net interest margin/earning assets                                      4.28%                                 4.58%

Year Ended December 31,                                   1993
                                                                    Average
                                                        Interest      Rate
                                            Average     Income/     Earned/
                                            Balance     Expense       Paid

ASSETS:
Money market investments                   $   93,662       2,854       3.05%
Investment securities:
U.S. Treasury, federal agencies and other   4,537,814     262,871       5.79
State and municipal securities (1)            530,407      42,605       8.03
Total loans (1)(2)                         13,875,584   1,225,736       8.83
                                           ----------------------
Total earnings assets/total
     interest income (1)                   19,037,467   1,534,066       8.06
                                           ----------------------
Less allowance for loan losses                182,594
Cash and due from banks                       839,506
Other assets                                  850,783
                                           ----------
Total                                     $20,545,162
                                           ==========

LIABILITIES AND EQUITY:
Deposits:
Savings and NOW accounts                   $3,980,815      82,664       2.08%
Money market savings accounts               3,009,796      78,738       2.62
Time deposits                               8,638,044     409,097       4.74
                                           ----------------------
Total interest-bearing deposits            15,628,655     570,499       3.65
Short term borrowings                         575,074      18,546       3.22
Long term debt                                272,297      19,904       7.31
                                           ----------------------
Total interest-bearing liabilities/
    total interest expense                 16,476,026     608,949       3.70
Demand deposits                             2,463,534
Other liabilities                             191,922
Non-redeemable preferred/preference stock      74,586
Common shareholders' equity                 1,339,094
                                           ----------
Total                                     $20,545,162
                                           ==========

Interest income/earning assets                                          8.06%
Interest expense/earning assets                                         3.20
Net interest margin/earning assets                                      4.86%


(1) Interest income on obligations of states and political subdivisions and on tax exempt commercial loans has been adjusted to a fully taxable equivalent basis using a marginal federal tax rate of 35%.
(2)  Non-accrual loans are included in average loan balances.

     Net Interest Margin - The net interest margin was 4.67 percent in 1997, higher than the 4.53 percent reported for 1996, as a result of pricing strategies implemented to improve the interest spread of certain loan products to achieve the corporation's internal targeted return on equity and on improving the mix within deposits and borrowings.

     The net interest margin improved steadily throughout 1996, reaching 4.64 percent in the fourth quarter as a result of initiating the balance sheet restructuring strategy and maintaining strong pricing controls. If 1995's net interest margin was adjusted for the impact of the June 1995 credit card securitization, the increase for 1996 over 1995 would have been 32 basis points, as the credit card securitization shifted interest income to non-interest income.

     Provision for Loan Losses - The provision for loan losses is based on the current level of net charge-offs and management's assessment of the credit risk inherent in the loan portfolio. For 1997, the provision for loan losses was decreased to $85.7 million from $93.5 million in 1996. The 1995 provision was $91.5 million.
The 102 percent coverage of net charge-offs by the provision for loan losses, the decrease in the loan portfolio due to the balance sheet restructuring strategy and the Florida Sale were some of the issues considered in setting 1997's provision. The higher allowance as a percent of total loans ratio which was 1.78 percent, up from 1.68 percent at December 31, 1996 and 1.50 percent at December 31, 1995 was also considered.

     Additional information on the provision for loan losses, net charge-offs and nonperforming assets is provided in Tables IX and XI under the caption,"Credit Risk Profile," presented later in this discussion.

     Non-interest Revenue - Non-interest revenue of $487.1 million was up 16.2 percent over 1996. Included in 1997's results was the impact of one-time gains of $18.8 million from the Florida Sale, $23.5 million from the sale of branch offices, and $6.7 million from the sale of consumer credit card receivables. Results for 1996 included $29.7 million in gains from branch sales. Excluding these one-time items, non-interest revenue would have increased 12.5 percent over 1996. Non-interest revenue totaled $346.1 million in 1995. Table V presents the trends in the major components of non-interest revenue from 1993 to 1997.



Non-Interest Revenue and Non-Interest Expense                                                                 Table V
($ in thousands)
                                                                                                    Change
                                                                                                  1997/1996
                                         1997       1996       1995       1994      1993       Amount   Percent

NON-INTEREST REVENUE
Service charges on deposits             $117,095    112,516     100,281    89,164    84,648     4,579      4.1%
Trust and financial services revenue     136,325    114,024      94,179    81,717    77,290    22,301     19.6
Investment securities transaction        (3,384)       (515)         62     5,349    16,753    (2,869)     n/a
Other operating revenue                  237,093    193,289     151,578   108,143   113,493    43,804     22.7
                                        -----------------------------------------------------------------------
Total non-interest revenue              $487,129    419,314     346,100   284,373   292,184    67,815     16.2
                                        =======================================================================
NON-INTEREST EXPENSE
Personnel                               $459,699    454,170     430,977   430,563   403,119     5,529      1.2%
Occupancy, net                            60,268     64,871      64,108    60,471    55,093    (4,603)    (7.1)
Equipment                                 56,140     58,462      59,322    56,111    53,376    (2,322)    (4.0)
Data processing                           18,420     19,182      18,825    17,524    14,963      (762)    (4.0)
Amortization of intangibles               19,946     23,355      21,146    16,577     8,902    (3,409)   (14.6)
FDIC premiums                              3,115     28,685      28,373    42,055    39,680   (25,570)   (89.1)
Other operating expense                  184,251    196,278     192,520   190,117   188,395   (12,027)    (6.1)
                                        -----------------------------------------------------------------------
Total non-interest expense              $801,839    845,003     815,271   813,418   763,528   (43,164)    (5.1)%
                                        =======================================================================

Non-interest revenue as a percent
     of average assets                    2.31%       1.89         1.46      1.26      1.42
Non-interest expense as a percent
     of average assets                    3.80%       3.81         3.43      3.61      3.72
Burden ratio                              1.49        1.92         1.97      2.35      2.30
Efficiency ratio                         57.99       63.09        63.39     65.59     62.72
Efficiency ratio,
     excluding FDIC premiums             57.77       60.95        61.18     62.20     59.46

     Service charges on deposit accounts, which increased 4.1 percent from 1996, remained a significant component of non-interest revenue in 1997.

     In total, trust and financial services revenue was the largest component of non-interest revenue for 1997, increasing 19.6 percent from a year ago. Traditional trust fees increased 3.5 percent for 1997 over 1996 while other financial services fees, generated by cash management, investment management, brokerage, securities trading and underwriting along with insurance services, increased 45.3 percent, benefiting from the sales and services strategies implemented in partnership with the branch employees. Total revenue from the sale of Parkstone and other mutual funds and annuities was $15.9 million compared with $14.0 million in 1996. Insurance revenue for 1997 was $12.1 million compared with $5.1 million in 1996 reflecting the Registrant's expanding commitment to this product line.

     Net losses on the sales of investment securities totaled $3.4 million compared with losses of $0.5 million in 1996 and gains of $3.7 million in 1995. During December 1995, First of America transferred all of its Held to Maturity securities into the Available for Sale classification. More detail on that reclassification is provided in
Note 5 of the Notes to Consolidated Financial Statements included later in this document. At December 31, 1997, the amortized cost and corresponding market value of Available for Sale securities each totaled $4.9 billion compared with $4.5 billion and $4.6 billion, respectively, for 1996. The changes in the relative market value of Available for Sale Securities resulted in an adjustment which increased shareholders' equity $23.7 million for 1997.

     Bank card revenue totaled $79.8 million, up 8.0 percent over the $73.9 million earned in 1996. Excluding the gain in 1997 from the sale of consumer card receivables, bank card revenue was approximately level with 1996. Although interchange revenue was up 19.6 percent for the year, lower merchant discount and securitization fees offset the increase. Bank card revenue totaled $60.4 million in 1995. The managed credit card portfolio, which includes the $724.0 million in receivables remaining on the balance sheet and the securitized receivables, was $1.2 billion at December 31, 1997, down from $1.3 billion a year ago.

     Mortgage banking revenue of $34.6 million increased 21.2 percent from $28.5 million for 1996 due to higher servicing income and loan sale gains. Mortgage banking revenue decreased to $28.5 million in 1996 from $31.5 million in 1995.

     Other operating revenue of $122.8 million was up $31.8 million over 1996. The largest components of this category, gains on branch sales and the gain on the Florida Sale, totaled $42.2 million for 1997 compared to gains on branch sales of $29.7 million for 1996. The review of branch offices to determine their fit with the company's strategies is an ongoing activity which was intensified during the internal restructuring effort. Also included in this total were nonaffiliate corporate services revenue of $17.7 million, up 17.4 percent; letter of credit fees of $10.3 million, up 60.7 percent;
and the increase in cash surrender values of life insurance policies of $13.6 million.

     Non-interest Expense - As detailed in Table V, non-interest expense was $801.8 million, down 5.1 percent from 1996. The current year included $6.4 million for severance, $2.1 million for building and land writedowns, $8.3 million for a one-time staff bonus accrual, $5.4 million for an equipment impairment write-down and other expenses related to the Year 2000, and $4.8 million to fund the merger announcement's stock appreciation impact on certain benefit programs. Non-interest expense for 1996 included $22.0 million for the FDIC one-time assessment and $11.5 million for severance and writedowns. If one-time charges are excluded from both years, non-interest expense would have been 4.7 percent lower for 1997 compared with 1996.

     Total personnel cost was $459.7 million in 1997 compared with $454.2 million in 1996 and $431.0 million in 1995. Excluding severance charges, the bonus accrual and the costs to fund certain benefit programs due to the upcoming merger from both years, personnel cost decreased slightly from 1996. Total full time equivalent employees (FTEs) were 10,622 at December 31, 1997, 12,148 at December 31, 1996 and 12,690 at December 31, 1995.

     Two ratios which measure internal efficiencies are the number of FTEs per one million dollars of average assets and net income per FTE. For 1997, there were 0.52 FTEs per one million dollars of average assets compared with 0.55 a year ago, and $29,633 of net income per FTE versus $21,146 a year ago. These ratios were 0.55 and $18.653 for 1995.

     Net occupancy and equipment costs were $116.4 million for 1997, a
5.6 percent decrease from 1996. Other operating expense, which includes all the other costs of doing business such as advertising, supplies, travel, telephone, professional fees and outside services purchased, was $184.3 million in 1997, down 6.1 percent from 1996's total of $196.3 million. As a percent of average assets, other operating expense was 0.9 percent compared with 0.88 percent in 1996 and 0.81 percent in 1995. The 1997 ratio increased as a combined result of the decrease in other operating expense and average assets during 1997.

     Efficiency Ratio and Burden Ratio - The efficiency ratio measures non-interest expense as a percent of the sum of net interest income FTE and non-interest income. The lower the ratio, the more efficiently a company's resources produce revenue. Table V presents the efficiency ratio over the last five years. In 1997, the efficiency ratio was 57.99 percent compared with 63.09 percent a year ago.

     The burden ratio measures the relationship of non-interest income and expense to average assets. The burden ratio improved from a high of 2.35 percent in 1994 to 1.49 percent in 1997. The 46 basis point improvement in the 1997 burden ratio compared with 1996 was a result of an increase in non-interest income combined with lower non-interest expense.

     Income Tax Expense - Income tax expense was $156.7 million in 1997 compared with $126.5 million in 1996 and $126.6 million in 1995. A summary of significant tax components is provided in Note 21 of the Notes to Consolidated Financial Statements included later in this document.


Pro Forma Results -- Cash Earnings


The calculation of "cash earnings" provides an alternative analysis of First of America's results. "Cash earnings" adds back the amortization of intangibles and assumes that all intangibles were charged off against retained earnings upon the original acquisition date of all mergers accounted for as purchases. These pro forma results, as detailed below, indicate that First of America's underlying return on equity for the last three years would have been within the 17 to 20 percent range. Also earnings per share and return on assets would have been higher than reported. The book value per share, while lower than the reported $21.52 for year-end 1997, would be the equivalent of a reported tangible book value per share. In fact, the tier I leverage ratio, the strictest regulatory capital ratio, remains unchanged under these assumptions since it already excludes intangibles from its computation.

                                                    1997          1996         1995

 Net income ($ in thousands)                     $ 332,672         276,762      255,131

 Diluted earnings per share                           3.73            2.99         2.68

 Common book value per share (year end)              19.88           17.64        16.87
 Return on average assets                             1.59 %          1.26         1.09

 Return on total equity                              20.56           17.65        17.43
 Efficiency ratio                                    56.55           61.35        61.75

 Tier one leverage ratio                              8.74            7.15         6.70




Line of Business Financial Performance                                                                       Table VI
($ in thousands)

                                              Total     Consumer    Trust &    Corporate
                                            Community   Finance &  Financial  Investments  Consolidated
 For The Year Ended December 31, 1997        Banking    Mortgage    Services   & Funding      Results

 INCOME STATEMENT
 Net interest income (FTE)             $   692,068      173,733     5,766       23,936        895,503
 Provision for loan losses                  26,266       59,441        --           --         85,707
 Non-interest revenue                      180,670      120,298   132,113       11,837        444,918
 Non-interest expense                      500,238      124,607    96,471       33,543        754,859
 Corporate support                          23,249        5,769     4,525      (33,543)            --
 Income tax expense (FTE)                  117,308       37,871    13,392        7,234        175,805
                                        --------------------------------------------------------------
 Income before goodwill and one-time
   gains and charges                   $   205,677       66,343    23,491       28,539        324,050
                                        ================================================
 Gains from branch sales; severance
   and other one time charges
   (net of tax)                                                                                 8,626
 Goodwill (net of tax)                                                                         17,915
                                                                                              --------
 Net income                                                                                $  314,761
                                                                                              ========
 PERFORMANCE RATIOS

 Profit margin (pre-tax)                      23.57 %     22.56      17.04          --
 Efficiency ratio                             59.98       44.34      73.25          --
 Return on equity                             19.36       15.74      31.39          --


 For the Year Ended December 31, 1996
 INCOME STATEMENT

 Net interest income (FTE)             $   706,718      201,116     6,719        5,480        920,003
 Provision for loan losses                  24,296       69,160        --           --         93,456
 Non-interest revenue                      158,983      106,300   114,169        8,809        388,261
 Non-interest expense                      551,207      136,861    83,133       19,407        790,608
 Corporate support                          13,869        3,447     2,091      (19,407)            --
 Income tax expense (FTE)                   97,776       34,736    12,675         (344)       144,843
                                        --------------------------------------------------------------
 Income before goodwill and one-time
   gains and charges                   $   178,553       63,212    22,989       14,633        279,387
                                        ================================================
 Gains from branch sales; severance
   and other one-time charges
   (net of tax)                                                                                (4,206)

 Goodwill (net of tax)                                                                         18,295
                                                                                             ---------
 Net income                                                                                $  256,886
                                                                                             =========
 PERFORMANCE RATIOS
 Profit margin (pre-tax)                      20.63 %     20.56     19.02           --
 Efficiency ratio                             65.27       45.64     70.50           --
 Return on equity                             16.53       13.02     32.87           --


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

     In developing the management accounting system for line of business reporting, certain assumptions and allocations were necessary. Equity was allocated on the basis of required regulatory levels, inherent operational risk or market-determined factors as evidenced by similar independent single business line companies. Support services which were centrally provided were allocated on a per-unit cost basis or in proportion to the balances of assets and liabilities associated with a particular business line. Funds transfer pricing was used to allocate a cost of funds used or a credit for funds provided from market-determined indices. Because of the assumptions and allocations utilized, the financial results of the individual business lines might vary from the actual results if those lines were in fact separate operating entities. For reporting purposes this year, Commercial Lending and Retail Sales & Delivery are combined and shown as Total Community Banking. Table VI presents summarized income statements and performance ratios for 1997 and 1996 for the business lines. The results for 1996 have been restated to reflect this new organizational structure.

     Net income for each of the lines of business for 1997 was higher than for 1996. Total Community Banking's net income was up 15.2 percent over 1996 as a result of a $27.7 million increase non-interest income and a $51.0 reduction in non-interest expense. Consumer Finance & Mortgage's net income enhanced by gains on the credit card receivables and mortgage loans increased 5.0 percent. Trust & Financial Services' net income was up 2.2 percent.

Credit Risk Profile

     First of America's community banking structure helps minimize its credit risk exposure. Community banking means that loans are made in local markets to consumers and small to mid-sized businesses from deposits gathered in the same market. A centralized, independent loan review staff evaluates the loan portfolio of each line of business on a regular basis and shares its evaluation with the management of the business line as well as corporate management.

     First of America's loan portfolio includes a large percentage of loans with balances less than $100,000, which effectively reduces total portfolio risk. At year-end 1997, consumer installment and revolving loans totaled 22.7 percent of the total portfolio, one-to-four family residential mortgages and home equity loans accounted for
27.8 percent, commercial loans totaled 20.8 percent, and commercial mortgages totaled 28.7 percent. First of America does not have any concentrations of credit risk to any specific borrower or within any geographic area. The total loan portfolio, as presented in Table VII, was $13.7 billion at year-end 1997, down 9.2 percent from $15.1 billion a year ago.



Components of the Loan Portfolio                                                                            Table VII
($ in thousands)
December 31,                                       1997         1996         1995         1994          1993

Consumer                                       $  3,099,394    3,774,803     4,504,255    5,799,025    5,062,173
Commercial, financial and agricultural            2,837,647    2,722,676     2,589,038    2,344,969    2,148,663
Real estate - construction                          590,996      597,726       514,612      438,067      252,839
Real estate - mortgage                            7,141,449    7,960,801     8,469,037    8,252,797    6,930,480
                                                 ---------------------------------------------------------------
Total loans                                    $ 13,669,486   15,056,006    16,076,942   16,834,858   14,394,155
                                                 ===============================================================


     Consumer Loans - First of America's consumer loan portfolio, which includes indirect and direct installment loans, credit cards and other revolving loans, declined 17.9 percent from 1996's level. The managed credit card portfolio was $1.2 billion at year end. First of America offers its credit card products in all fifty states; the largest portion of the portfolio, 56.8 percent, was to customers in its three operating states. As a percent of average loans, the net charge-offs for the managed portfolio were 4.97 percent in 1997 compared with 4.31 percent in 1996.

     The consumer installment portfolio was $2.2 billion at December 31, 1997, down 19.8 percent from the previous year due to the combination of intense competition within the industry, the Florida Sale, and First of America's more stringent pricing policies. First of America's consumer installment loans originate primarily from its three state operating area. Net charge-offs as a percent of average consumer installment loans were 1.00 percent in 1997 and 1.12 percent in 1996. Management lowered the provision in this portfolio in 1997 due to the improved loan quality being observed within the portfolio.


     Residential Mortgage Loans - At December 31, 1997, residential mortgage loans totaled $3.8 billion compared with $4.6 billion at year-end 1996. Originations of residential mortgage loans during 1997 were $1.4 billion compared with $1.5 billion in 1996. The average loan size was $59,000. The loans were originated within First of America's three operating states as well as stand alone origination offices in Arizona, North Carolina, Iowa, and Nevada. First of America's portfolio continued to have excellent credit quality measurements. Net charge-offs as a percent of average residential mortgage loans were 0.03 percent in 1997 and 0.02 percent in 1996.

     At December 31, 1997, residential mortgage loans held for sale and included in outstandings on the balance sheet totaled $118.8 million with a market value of $121.9 million. In addition, First of America had entered into commitments to originate residential mortgage loans, at prevailing market rates, totaling $88.1 million. Mandatory commitments to deliver mortgage loans to investors, at prevailing market rates, totaled $173.4 million at December 31, 1997.

     Commercial and Commercial Mortgage Loans - First of America's commercial and commercial mortgage loan portfolio is comprised primarily of loans to small and mid-sized businesses within its local markets. The average loan size within this portfolio at year-end was $60,000 for commercial loans and $289,000 for commercial mortgages, allowing for a more diverse customer base and limiting exposure from any one borrower. First of America has no foreign loans, no highly leveraged transactions and no syndicated purchase participations. The maturity and rate sensitivity of selected loan categories is presented in Table VIII.

     First of America's commercial and commercial mortgages increased
3.15 percent during 1997 after adjusting for the Florida Sale. Total non-performing commercial and commercial mortgage loans as a percent of outstandings remained at 1.03 percent and net charge-offs as a percent of average loans was 0.19, compared to 0.09 at year-end 1996.



Maturity and Rate Sensitivity of Selected Loans                                                            Table VIII
($ in thousands)
                                                             One year    One year to     After
December 31, 1997                                             or less    five years   five years      Total

Commercial, financial and agricultural                    $  1,956,074     538,722       10,197     2,504,993
Commercial tax-exempt                                          131,364     122,050       79,241       332,655
Real estate construction                                       552,672      61,826        7,688       622,186
                                                           --------------------------------------------------
Total                                                     $  2,640,110     722,598       97,126     3,459,834
                                                           ==================================================

TOTAL LOANS ABOVE DUE AFTER ONE YEAR:
With predetermined interest rate                                           572,315       92,889       665,204
With floating or adjustable interest rates                                 150,283        4,237       154,520
                                                                           ----------------------------------
Total                                                                      722,598       97,126       819,724
                                                                           ==================================

     Asset Quality - Non-performing assets, including nonaccrual loans, renegotiated loans and other real estate owned, totaled $106.8 million or 0.51 percent of total assets. Non-performing assets were
0.52 percent and 0.63 percent of total assets at year-end 1996 and 1995, respectively. Total non-performing loans, other real estate owned and other loans of concern for the past five years are detailed in Table IX.



Risk Elements in the Loan Portfolio                                                                          Table IX
($ in thousands)

December 31,                                            1997        1996         1995         1994         1993

Non-accrual loans                                   $  87,271       84,185      104,174      96,814      121,186
Restructured loans                                      3,045        6,414       12,327       4,852       10,879
Other real estate owned                                16,478       24,190       31,103      38,662       50,595
                                                      ----------------------------------------------------------
     Non-performing assets                            106,794      114,789      147,604     140,328      182,660
Past due loans 90 days or more
     (excluding the above two categories)              25,194       26,726       28,124      18,208       23,462
Other loans of concern                                 50,766       30,541       17,660      31,653       53,206
                                                      ----------------------------------------------------------

Total                                               $ 182,754      172,056      193,388     190,189      259,328
                                                      ==========================================================

     Other loans of concern, which represent loans where known
information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms, totaled $50.8 million at year-end 1997, an
increase from 1996's year-end total.   While management has identified
these loans as requiring additional monitoring, they do not necessarily represent future non-performing loans.

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

     The allowance coverage of non-performing loans at year-end 1997 was 269.57 percent compared with 279.09 percent at year-end 1996 and
207.02 percent at year-end 1995. It is management's judgment that the level of the allowance is adequate to absorb potential loan losses.
Other ratios measuring asset quality and the adequacy of the allowance for loan losses are presented in Table XI.

     As of December 31, 1997 and 1996, respectively, First of America identified $69.5 million and $68.7 million of impaired loans under the guidelines of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Recognition and Disclosures" (FAS 114). At year-end 1997, the allowance for impaired loan losses was $15.2 million compared with $13.7 million at year-end 1996. The 1995 adoption of FAS 114 does not significantly impact the comparability of the allowance related tables included in this report.


Allocation of Allowance for Loan Losses                                                                       Table X
($ in thousands)
December 31,                      1997              1996              1995              1994              1993

                                       % of              % of              % of              % of              % of
                            Allowance Loans*  Allowance Loans*  Allowance Loans*  Allowance Loans*  Allowance Loans*

Commercial, financial and
     agricultural         $ 40,750     1.44%$ 34,827     1.28% $ 37,133    1.43% $ 33,543    1.43%$ 39,231      1.83%
Real estate                 37,913     0.49   38,611     0.45    46,712    0.52    55,721    0.64   55,661      0.77
Consumer                    93,303     3.01   95,219     2.52   103,498    2.30    76,235    1.31   69,633      1.38
Unallocated                 71,503     0.52   84,189     0.56    53,839    0.33    62,616    0.37   24,139      0.17
                          --------           -------            -------           -------          -------

Total                     $243,469          $252,846           $241,182          $228,115         $188,664
                          ========           =======            =======           =======          =======
Allowance to total loans               1.78%             1.68%             1.50%             1.36%              1.31%

* Allowance as a percent of year-end loans outstanding by type.  Unallocated ratio is the unallocated portfolio allowance as a percent of total loans at year-end.



Summary of Loan Loss Experience                                                                              Table XI
($ in thousands)
December 31,                                1997           1996           1995          1994          1993


ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period               $ 252,846        241,182       228,115       188,664       176,793
Provision charged against income                85,707         93,456        91,488        86,571        84,714
Allowance for loan losses of
     acquired/(sold) banks                    (11,389)             --            --        11,420            50

RECOVERIES:
Commercial, financial and agricultural           4,414          5,087         5,757         7,277         8,692
Real estate - construction                          --             --            54            51            --
Real estate - mortgage                           3,773          4,166         3,896         2,404         2,615
Consumer loans                                  43,206         52,996        47,231        28,402        24,556
                                           --------------------------------------------------------------------
Total recoveries                                51,393         62,249        56,938        38,134        35,863
                                           --------------------------------------------------------------------

CHARGE-OFFS:
Commercial, financial and agricultural          17,496          8,964         7,007        13,621        19,764
Real estate - construction                          --             --           395            80            --
Real estate - mortgage                           4,826          7,248         7,777         8,825        10,539
Consumer loans                                 112,766        127,829       120,180        74,148        78,453
                                           --------------------------------------------------------------------
Total charge-offs                              135,088        144,041       135,359        96,674       108,756
                                           --------------------------------------------------------------------
Net charge-offs                                 83,695         81,792        78,421        58,540        72,893
                                           --------------------------------------------------------------------
Balance at end of period                    $  243,469        252,846       241,182       228,115       188,664
                                           ====================================================================
Average loans (net of unearned income)     $14,394,193     15,463,335    16,532,752    15,172,618    13,875,584

Earnings coverage of net losses                 6.66x          5.83            5.80          7.00          5.91
Allowance to total end of period loans          1.78%          1.68            1.50          1.36          1.31
Net losses to end of period allowances         34.38          32.35           32.52         25.66         38.64
Recoveries to total charge-offs                38.04          43.22           42.06         39.45         32.98
Provision to average loans                      0.60           0.60            0.55          0.57          0.61
Net charge-offs to average loans                0.58           0.53            0.47          0.39          0.53
/TABLE

Funding, Liquidity and Interest Rate Risk

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital or the sale of assets. Funding is achieved through growth in core deposits and accessibility to the money and capital markets.

     Deposits - First of America's primary source of funding is its core deposits which include all deposits except negotiated certificates of deposit. As a percent of total deposits, core deposits were 96.4 percent at year-end 1997 and 95.7 percent at year-end 1996. First of America does not issue negotiated CD's in the national money markets, and has established a policy limit of ten percent of assets to provide a guideline for assisting in the prudent management of the corporations's purchased funds position. The majority of negotiated CD's and purchased funds originate from the Registrant's core deposit customer base, including downstream correspondents.

     The average deposit balances outstanding and the rates paid on those deposits for the three years ended December 31, 1997, are presented in Table XII. The maturity distribution of time deposits of $100,000 or more at year-end 1997 is detailed in Table XIII.

     In addition to deposits, First of America's sources of funding include money market borrowings, capital funds, securitizations and long term debt. First of America entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by its First Amendment dated December 9, 1994 and by the Second Amendment dated February 15, 1996 (collectively, the Credit Agreement). The Credit Agreement allows First of America to borrow up to $350 million on a standby revolving credit basis on an uncommitted competitive advance basis. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital or for general corporate purposes. At December 31, 1997 and 1996, there was no outstanding balance under the Credit Agreement.

     In January 1997, First of America privately placed $150 million of fixed rate capital securities through First of America Capital Trust I, a newly formed Delaware business trust, controlled by the Registrant. The 8.12% Capital Securities of First of America Capital Trust I were priced at par. Cash distributions are payable semi-annually on January 31 and July 31, beginning July 31, 1997. The proceeds from the issuance were used for general corporate purposes and further enhanced the Registrant's strong capital position, while reducing the cost of capital.

     In July 1997, all of the privately placed 8.12% Capital
Securities were exchanged for identical, but registered freely tradable 8.12% Capital Securities.

     During 1995 and 1996, First of America's Section 20 subsidiary, First of America Securities, Inc., entered into three uncommitted secured broker loan guidance facilities to finance the purchase of securities for resale. At December 31, 1997, there was no outstanding balance and $174.0 million available on these agreements. At December 31, 1996, there was $54.0 million outstanding and $120.0 million available. There was no outstanding balance at December 31, 1995, although $80.0 million was available at December 31, 1995.

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

     During August 1994, certain First of America bank subsidiaries began issuing Bank Notes due from 30 days to 10 years from date of issue. The proceeds from the sale of the notes are used for general operating purposes by the issuing banks. Total outstanding for all bank notes at December 31, 1997 was $949.8 million, of which $374.8 million was included in long term debt.




Deposits                                                                                                   Table XII
($ in thousands)
                                       1997                     1996                      1995
                                     Average                  Average                   Average

                                Balance      Rate       Balance        Rate       Balance       Rate

Non-interest bearing         $ 2,785,164      --       $ 2,790,118      --       $ 2,710,566      --
Savings and NOW accounts       3,767,274       2.17%     3,843,700       2.09%     3,444,077       1.72%
Money market savings           3,823,099       3.91      3,898,886       3.66      4,254,533       3.92
Time                           6,184,527       5.41      7,739,404       5.46      9,105,938       5.48
                              ----------                ----------                ----------

Total                        $16,560,064               $18,272,108               $19,515,114
                              ==========                ==========                ==========



Maturity Distribution of Time Deposits of $100,000 or More                                                 Table XIII
($ in thousands)
                               Three         Three
                               months      months to     Six months      After
                              or less      six months   to one year     one year       Total

Certificates of deposit        421,780       273,080       192,523       132,811     1,020,194
Other time deposits             67,147         4,191         5,627        46,165       123,130
                               ---------------------------------------------------------------
Total                          488,927       277,271       198,150       178,976     1,143,324
                               ===============================================================


Asset / Liability Management - The primary goal of Asset/Liability management is to maximize Net Interest Income through the prudent management of the balance sheet's future cash flows within the risk limits established by the Board of Directors.

Interest Rate Risk - Interest Rate risk is monitored primarily through the utilization of two complimentary measurement techniques: (1) a static Gap analysis and (2) an earnings simulation analysis. No singular interest rate risk measurement technique provides a complete diagnosis of interest rate risk exposure. Reviewing the results of several, however, can provide management with a reasonably comprehensive view of key components of interest rate risk. The relative concentration and trends of interest sensitive assets and liabilities, the magnitude of earnings exposure to changes in interest rates, and the key components of interest rate risk such as prepayment risk, option risk, and basis or index risk are all reflective of the analytics reviewed by management to assess interest rate risk within First of America.

First of America does utilize from time to time instruments such as interest rate caps and floors, swaps, futures contracts, options and foreign exchange contracts. However, the amount of risk exposure related to these activities is not considered material. The earnings at risk at First of America relate to non-trading market sensitive instruments.

First of America has one remaining swap agreement outstanding as of December 31, 1997 totaling $25 million in notional amount versus $80 million at December 31, 1996. This swap is a hedge against the parent company's 8.50% subordinated Notes due February 1, 2004. The impact of the swap upon net interest income is not material as a 100 basis point change in rates results in a 3 basis point change in net interest income. See Note 23 of the Notes to Consolidated Financial Statements, included later in this document, for further details on First of America's interest rate swap agreements.

Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying financial instrument. The company becomes a counterparty in the exchange of interest payments with other parties and, therefore, is exposed to the loss of future interest payments should the counterparty default. The company minimized this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit established by policy.


Static Gap - Gap analysis reflects the amount of repricing risk embedded in the balance sheet at a singular point in time by comparing the repricing characteristics of assets and liabilities. Gap is defined as the difference between the principal amount of rate sensitive assets and liabilities repricing within a specified time period, including the impact of off-balance sheet interest rate swap and cap agreements. Table XIV reflects First of America's Gap position as of December 31, 1997 for periods of one year or less. Table XV reflects First of America's Gap position for periods between one and five years. The reliability of Gap in measuring the risk to income from a change in interest rates is validated by comparison to the earnings simulation modeling.


Earnings Simulation - The primary interest rate risk analytical tool is referred to as the "Current Position" earning simulation analysis. This simulation, completed monthly, forecasts the effect of a 100 basis point change in interest rates upon net interest income generated over the next twelve months from various perspectives. One perspective provides insight into the effect on Net Interest Income from an immediate and parallel change in rates on all balance sheet categories. A second provides insight into the effect on Net Interest Income from an immediate and parallel change in rates on all balance sheet categories except non-maturity deposits. The latter is referred to as the Net Managed risk exposure. The current balance sheet configuration is assumed to remain in tact. The results of these scenarios are compared to base "stable rate" scenarios whereby interest rates remain at current levels for the entire period. This type of analysis affords management with an opportunity to examine the trend in risk exposure inherent within the actual balance sheet and separates the effects of possible differences due to forecasting parameters, which may or may not come to fruition. Assumptions are held reasonably constant allowing management to assess the effects of potential changes in interest rates upon the balance sheet cash flows. This approach allows for a more accurate isolation of risk components such as option risk and basis risk and increases the accuracy of comparing the effects of rate changes against management's intuitive expectation. Assumptions can have an effect upon results, such as changes in prepayment assumptions or core deposit migration assumptions. Management believes the assumptions incorporated into all interest rate risk analyses to be reasonable and meaningful.

Table XVI reflects the results of the December 31, 1997 "Current Position" earnings simulation. This analysis details the effects of interest rate changes on major asset and liability categories. A 100 basis point immediate and parallel increase in interest rates, on all balance sheet categories except non-maturity deposits, would cause Net Interest Income to decline by 1.63 percent or $13.0 million.
This compares to the reported monthly average annual decline for the year of 1.28 percent. Temporary seasonal year end increases in Cash & Due caused Borrowings to increase. This added 37 basis points to the exposure in the +1.00% scenario. Excluding the affect of this temporary phenomenon, risk exposure in December would have been in line with the monthly average annual results. A 100 basis point decline in rates would cause Net Interest Income to increase by
0.24 percent or approximately $1.9 million. This compares to an average annual decline for the year of 0.29 percent. These results reflect Off-Balance Sheet Instruments effects.

The trend during most of 1997 has been one of moderate liability sensitivity with a slight reduction in exposure to increasing rates. The effect upon each major balance sheet category is detailed in Table XVI.



Interest Rate Sensitivity - Short Term                                                                      Table XIV
($ in millions)
                                            0 to 30   0 to 60    0 to 90     0 to 180      0 to 365
December 31, 1997                            Days       Days      Days         Days          Days

ASSETS:
Other earning assets                      $   162.7      162.7      162.7       162.7         162.7
Investment securities (1)                     233.5      344.7      424.6       808.8       1,502.8
Loans, net of unearned discount (2)         4,961.6    5,380.6    5,667.9     6,458.6       7,757.9
                                           ---------------------------------------------------------
Total rate sensitive assets (RSA)         $ 5,357.8    5,888.0    6,255.2     7,430.1       9,423.4
                                           ---------------------------------------------------------
LIABILITIES: (3)
Money market type deposits                $ 4,502.5    4,502.5    4,502.4     4,502.5       4,502.5
Other core savings and time deposits          788.7    1,358.1    1,955.6     2,856.2       4,040.3
Negotiated deposits                           231.5      319.3      403.0       500.3         561.9
Borrowings                                    700.3      725.4      903.4     1,179.5       1,629.8
Interest rate swap agreements (3)              --         --        (25.0)      (25.0)         --
                                           ---------------------------------------------------------

Total rate sensitive liabilities (RSL)    $ 6,223.0    6,905.2    7,739.5     9,013.5      10,734.5
                                           ---------------------------------------------------------
GAP (RSA - RSL)                           $  (865.2)  (1,017.2)  (1,484.3)   (1,583.4)     (1,311.1)
                                           =========================================================
RSA divided by RSL                            86.10%     85.27      80.82       82.43         87.79
GAP divided by total assets                   (4.10)     (4.83)     (7.04)      (7.51)        (6.22)


(1)  Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2)  Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3)  Maturities of rate sensitive liabilities and interest rate swaps are based on contractual maturities and estimated repricing.




Interest Rate Sensitivity - Long Term                                                                        Table XV
($ in millions)

                                             13 to      25 to       37 to      0 to 60
December 31, 1997                          24 months  36 months   60 months     months

ASSETS:
Other earning assets                             --        --         --          162.7
Investment securities (1)                   $   948.8     685.2      804.6      3,941.4
Loans, net of unearned discount (2)           1,822.0   1,095.8    1,881.1     12,556.8
                                           ---------------------------------------------
Total rate sensitive assets (RSA)           $ 2,770.8   1,781.0    2,685.7     16,660.9
                                           ---------------------------------------------

LIABILITIES: (3)
Money market type deposits                  $    73.5      73.5       49.0      4,698.4
Other core savings and time deposits          2,677.0   1,560.6    1,460.2      9,738.1
Negotiated deposits                               5.6       0.7       (0.8)       567.4
Borrowings                                      900.4       0.6       --        2,530.9
Interest rate swap agreements (3)                --        --         --           --
                                           ---------------------------------------------

Total rate sensitive liabilities (RSL)      $ 3,656.5   1,635.4    1,508.4     17,534.8
                                           ---------------------------------------------
GAP (RSA - RSL)                             $  (885.7)    145.6    1,177.3       (873.9)
                                           =========================================================
RSA divided by RSL                               75.8%    108.9      178.0         95.0
GAP divided by total assets                    (4.20)%     0.69       5.58        (4.15)

(1)  Maturities of rate sensitive securities are based on contractual maturities and estimated prepayments.
(2)  Maturities of rate sensitive loans are based on contractual maturities, estimated prepayments and estimated repricing.
(3)  Maturities of rate sensitive liabilities and interest rate swaps are based on contractual maturities and estimated repricing.





SENSITIVITY ANALYSIS TABLE
                                                                                Table XVI

                                                             Interest income
                                                       risk due to change in rate
                                                            for each category
                                                          +1.00%        -1.00%

On-balance sheet intruments
Investments and money market investments                   4.94%          (3.33)%
Loans:                                                     4.81           (5.69)
  Fixed rate                                               1.88           (2.49)
  Variable rate                                           10.77          (11.18)
Earning assets                                             4.73           (5.20)

Deposits:                                                 13.82%         (13.06)%
  Fixed rate                                               4.05           (4.05)
  Variable rate                                            9.78           (9.00)
  Other Debt Obligations                                   6.34           (6.34)
Total funding sources                                     11.88          (11.13)

Net interest income before
  off-balance sheet instruments                          (1.63)%           0.24%

Off-balance sheet instruments (1)                        66.03           (65.69)

Net interest income after
  off-balance sheet instruments                          (1.65)            0.26


(1) Off-balance sheet effect of interest rate swaps do not have a material effect on net interest income or the change in net interest income as a result of a change in rates; however, information relating to the effect of interest rate swaps is provided for reporting continuity.


Capital Strength

     Regulatory Requirements - First of America's capital policy is to maintain its capital levels above minimum regulatory guidelines. As shown in Table XVII, at December 31, 1997, First of America's capital ratios exceeded required regulatory minimums with a tier I risk based ratio of 11.33 percent, a total risk based ratio of 14.74 percent and a tier I leverage ratio of 8.74 percent. Capital ratios exclude the mark-to-market adjustment for Available for Sale securities in accordance with the Federal Reserve's regulations. Additional information relating to capital adequacy is provided in Note 18 of the Notes to Consolidated Financial Statements included later in this document.

     The long term debt which qualified as tier I capital at December 31, 1997, consisted of the privately placed $150 million of fixed rate capital securities discussed earlier in this document. Additional information relating to these securities is provided in Note 14 of the Notes to Consolidated Financial Statements included later in this document.

     The long term debt which qualified as tier II capital at December 31, 1997, consisted of $150 million in 8.5% Subordinated Notes Due February 1, 2004, a $10 million 6.35% Subordinated Note which matures ratably over a five year period beginning December 31, 2003, and $200 million in 7.75% Subordinated Notes Due July 15, 2004. This debt is included in tier II capital on a weighted maturity basis. Additional information relating to First of America's various long term debt agreements is provided in Note 13 of the Notes to Consolidated Financial Statements included later in this document.




Risk-Based Capital                                                                                          Table XVII
($ in thousands)
December 31,                                      1997          1996         1995

TIER I CAPITAL:
Common shareholders' equity                       $1,876,909    1,784,198    1,827,981
Mandatorily Redeemable Securities                    150,000           --           --
Less: Intangibles                                    152,389      202,336      227,303
    Net unrealized gain (loss) on
      securities available for sale                   32,125        8,438       25,939
    Section 20 affiliate debt and
      equity                                          10,993       11,826       12,500
                                                 -------------------------------------
Tier I capital                                    $1,831,402    1,561,598    1,562,239
                                                 -------------------------------------

TIER II CAPITAL:
Allowance for loan losses*                        $  202,584      200,701      205,515
Qualifying long term debt                            360,000      360,000      360,000
Less: Section 20 affiliate debt and equity            10,993       11,826       12,500
                                                 -------------------------------------
Tier II capital                                   $  551,591      548,875      553,015
                                                 -------------------------------------

Total capital                                     $2,382,993    2,110,473    2,115,254
                                                 =====================================
RISK-BASED CAPITAL RATIOS:
Tier I                                               11.33%          9.76         9.52
Total                                                14.74          13.19        12.89
Tier I leverage ratio                                 8.74           7.15         6.70

* Limited to 1.25% of total risk-weighted assets.


     Total Shareholders' Equity - First of America's total shareholders' equity at year-end 1997 was $1.9 billion, an increase from $1.8 billion a year ago as net earnings retained and the positive change in the market value adjustment to equity for available for sale securities, more than offset the effect of the share repurchase program.

     During 1997, First of America repurchased 3.0 million shares of First of America Common Stock for a total cost of $138.7 million at an average cost of $46.20 per share. These repurchases were part of a program begun in 1994 which resulted in the repurchase through December 1997, of 13.5 million shares. In an action related to the proposed merger with NCC, the Board of Directors rescinded its previous authorization to repurchase up to six million additional shares of First of America common stock.


In Conclusion

     First of America recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. A corporate wide task force, with representation from all major business units, has been established to evaluate and manage the risks, solutions, and costs associated with addressing this issue.

     The costs incurred, except property and equipment writedowns, in addressing the Year 2000 problem will be expensed as incurred in compliance with generally accepted accounting principles. Due to the impending merger with NCC and subsequent conversion to many of NCC's computer systems, this project is being revisited for opportunities to reduce the costs associated with Year 2000 compliance. Prior to the merger agreement with NCC, management estimated the cost of achieving Year 2000 compliance to be approximately $30 to $35 million (pre-tax) over the cost of normal software upgrades and replacements that would have been incurred through the year 1999. A significant portion of these costs would probably not have been incremental to First of America, but would represent a redeployment of existing information technology resources. The preceding statements in this paragraph are forward looking, and First of America's actual costs and results may differ due to, among other things, the conversion to NCC systems, additional system testing, vendor contract negotiations, and technological developments.

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

     Currently, banks must expense such costs, which can be material to the results of operation, in accordance with the guidance provided by the Comptroller of the Currency. The impact of this SOP to First of America's results is currently being evaluated and cannot currently be estimated.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Management Responsibility

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




/S/ RICHARD F. CHORMAN           /S/ THOMAS W. LAMBERT
Richard F. Chormann              Thomas W. Lambert
Chairman, President and          Executive Vice President and
Chief Executive Officer          Chief Financial Officer



Letter of Audit Committee Chairman

     The audit committee of the Board of Directors is composed of six independent directors with Robert L. Hetzler as chairman. The committee held four meetings during fiscal year 1997

     The audit committee oversees First of America's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the committee recommended to the Board of Directors, subject to shareholder approval, the selection of First of America's independent auditor. The audit committee discussed with the internal auditor and the independent auditor the overall scope and specific plans for their respective audits. The committee additionally discussed First of America's consolidated financial statements and the adequacy of First of America's internal controls. The committee also met with First of America's internal auditor and independent auditor, without management present, to discuss the results of their audits, their evaluations of First of America's internal controls and the overall quality of First of America's financial reporting. This meeting was designed to facilitate private communications between the committee, the internal auditor and the independent auditor.

     The audit committee believes that, for the period ended December 31, 1997, its duties, as indicated, were satisfactorily discharged and that First of America's system of internal controls is adequate.




/S/ ROBERT L. HETZLER
Robert L. Hetzler
Chairman
Audit Committee


Report of Independent Auditors

To the Shareholders and Board of Directors,
First of America Bank Corporation:

     We have audited the accompanying consolidated balance sheets of First of America Bank Corporation and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First of America Bank Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




/S/ KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP
Chicago, Illinois
January 20, 1998






CONSOLIDATED BALANCE SHEETS


($ In thousands)

December 31,                                                         1997            1996

ASSETS

Cash and due from banks                                         $1,180,883         1,205,962
Federal funds sold and resale agreements                           162,730           163,400
Securities available for sale, amortized cost
  of $4,892,562 at December 31, 1997
  and $4,549,383 at December 31, 1996                            4,941,969         4,562,381
Loans, net of unearned income:
  Consumer                                                       3,099,394         3,774,803
  Commercial, financial and agricultural                         2,837,647         2,722,676
  Commercial real estate                                         3,927,606         3,918,248
  Residential real estate                                        3,686,030         4,531,868
  Loans held for sale, market value of $121,945
    for 1997 and $109,955 for 1996                                 118,809           108,411
                                                                ----------------------------

     Total loans                                                13,669,486        15,056,006
     Less: Allowance for loan losses                               243,469           252,846
                                                                ----------------------------
     Net loans                                                  13,426,017        14,803,160
Premises and equipment, net                                        378,726           433,408
Other assets                                                       989,329           893,868
                                                                ----------------------------

TOTAL ASSETS                                                   $21,079,654        22,062,179
                                                                ============================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Deposits:
  Non-interest bearing                                         $ 2,912,070         3,009,252
  Interest bearing                                              12,847,224        14,610,044
                                                                ----------------------------

    Total deposits                                              15,759,294        17,619,296
Securities sold under repurchase agreements                         57,259           493,556
Other short term borrowings                                      1,496,862         1,344,434
Long term debt                                                   1,336,777           521,124
Company Obligated Mandatory Redeemable
  New Capital Securities of Subsidiary
  Trust Holding Solely Debentures of the Company                   150,000                --
Other liabilities                                                  402,553           299,571
                                                                ----------------------------

    Total liabilities                                           19,202,745        20,277,981
                                                                ----------------------------


SHAREHOLDERS' EQUITY


Common stock-$10 par value:
        Authorized   Outstanding
  1997   200,000       87,166
  1996   100,000       89,720                                      871,664           598,132
Capital surplus                                                     36,814           145,950
Net unrealized gain on securities
  available for sale, net of tax expense
  of $17,282 for 1997 and of $4,561 for 1996                        32,125             8,438
Retained earnings                                                  936,306         1,031,678
                                                                ----------------------------

    Total shareholders' equity                                   1,876,909         1,784,198
                                                                ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $21,079,654        22,062,179
                                                                ============================
See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

($ in thousands except per share data)

Year ended December 31,                                 1997        1996        1995

INTEREST INCOME
Loans and fees on loans                            $1,285,970    1,366,083   1,473,210
Securities:
  Taxable income                                      269,454      270,647     304,145
  Tax exempt income                                    26,819       16,434      13,317
Federal funds sold and resale agreements                7,924        8,804       4,651
Bank time deposits                                        610        1,586       1,201
                                                    ----------------------------------

    Total interest income                           1,590,777    1,663,554   1,796,524
                                                    ----------------------------------

Deposits                                              563,798      645,995     725,161
Short term borrowings                                  89,243       79,988     100,684
Long term debt                                         65,814       35,083      46,683
                                                    ----------------------------------
    Total interest expense                            718,855      761,066     872,528
                                                    ----------------------------------
NET INTEREST INCOME                                   871,922      902,488     923,996
Less: Provision for loan losses                        85,707       93,456      91,488
                                                    ----------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   786,215      809,032     832,508
                                                    ----------------------------------
NON-INTEREST REVENUE
Service charges on deposit accounts                   117,095      112,516     100,281
Trust and financial services revenue                  136,325      114,024      94,179
Investment securities transactions, net                (3,384)        (515)         62
Bank card revenue                                      79,761       73,900      60,449
Mortgage banking revenue                               34,564       28,525      31,505
Other operating revenue                               122,768       90,864      59,624
                                                    ----------------------------------
    Total non-interest revenue                        487,129      419,314     346,100
                                                    ----------------------------------
NON-INTEREST EXPENSE
Personnel                                             459,699      454,170     430,977
Occupancy, net                                         60,268       64,871      64,108
Equipment                                              56,140       58,462      59,322
Outside data processing                                18,420       19,182      18,825
Amortization of intangibles                            19,946       23,355      21,146
Other operating expenses                              187,366      224,963     220,893
                                                    ----------------------------------
    Total non-interest expense                        801,839      845,003     815,271
                                                    ----------------------------------
Income before income taxes                            471,505      383,343     363,337

Income taxes                                          156,744      126,457     126,629
                                                    ----------------------------------
NET INCOME                                         $  314,761      256,886     236,708
                                                    ==================================
Common earnings per share                          $     3.57         2.79        2.50
Diluted earnings per share                               3.53         2.77        2.49


See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

($ in thousands except per share data)                             Net Unrealized
                                          Common     Capital   Gain (Loss) on Securities    Retained
                                           Stock     Surplus      Available for Sale       Earnings     Total

BALANCE, JANUARY 1, 1995               $  628,492    284,877             (92,271)          757,790  1,578,888
Net Income                                                                                 236,708    236,708
Issuance of stock:
  Acquisition of subsidiaries               3,336     (2,243)                                           1,093
  Stock Options Exercised                   1,016      1,089                                            2,105
  Other                                        (5)      (314)                                            (319)
Change in market value adjustment
  of securities available for sale,
  net of tax expense of $28,885                                          118,210                      118,210
Cash dividends declared on
  Common stock -- $1.15 per share                                                         (108,704)  (108,704)
                                         ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                632,839    283,409              25,939           885,794  1,827,981
Net Income                                                                                 256,886    256,886
Issuance of stock:
  Acquisition of subsidiaries                 920      2,968                                            3,888
  Stock Options Exercised                     673     (1,821)                                          (1,148)
  Other                                                  204                                              204
Repurchases                               (36,300)  (138,810)                                        (175,110)
Change in market value adjustment
  of securities available for sale,
  net of tax benefit of $9,292                                           (17,501)                     (17,501)
Cash dividends declared on
  Common stock -- $1.21 per share                                                         (111,002)  (111,002)
                                         ---------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                598,132    145,950               8,438         1,031,678  1,784,198
Net Income                                                                                 314,761    314,761
Issuance of stock:
  50% stock dividend                      293,730                                         (293,730)        --
  Acquisition of subsidiaries               1,676      8,038                                            9,714
  Stock Options Exercised, net of
    tax benefit of $4,983                   1,572     (1,327)                                             245
  Other                                        54       (670)                                  (10)      (626)
Repurchases                               (23,500)  (115,177)                                        (138,677)
Change in market value adjustment
  of securities available for sale,
  net of tax benefit of $12,721                                           23,687                       23,687
Cash dividends declared on
  Common stock -- $1.33 per share                                                         (116,393)  (116,393)
                                         ---------------------------------------------------------------------

                                       $  871,664     36,814              32,125           936,306  1,876,909
                                         =====================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOW

($ in thousands)

Year ended December 31,                                   1997         1996         1995

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                            $ 314,761       256,886      236,708
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                        46,984        47,040       48,263
    Provision for loan losses                            85,707        93,456       91,488
    Provision for deferred taxes                          2,134          (155)      (7,372)
    Amortization of intangibles                          19,946        23,355       21,146
      (Gain) loss sale of securities available
      for sale                                            3,384           514       (3,707)
    (Gain) on sale of mortgage loans held
      for sale                                          (24,890)      (20,235)     (19,627)
    (Gain) on sale of other assets                      (42,522)      (28,829)     (16,577)
     Proceeds from the sales of mortgage loans
       held for sale                                  1,460,638     1,215,172      959,721
     Originations of mortgage loans held for
      sale, net                                      (1,446,146)   (1,202,069)  (1,011,177)
Change in assets and liabilities net of acquisitions:
    (Increase) decrease in interest and other income
      receivable                                         83,757        37,560      (81,195)
    (Increase) in other assets                        (338,999)      (81,475)    (233,389)
    Increase in accrued expenses and
      other liabilities                                  85,119        18,808       38,068
                                                      ------------------------------------
      Net cash from operating activities                249,873       360,028       22,350
                                                      ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities of investment
  securities (held to maturity)                                --           --     368,738
Purchases of investment securities
  (held to maturity)                                           --           --    (191,325)
Proceeds from the sale of securities
  available for sale                                     955,952    1,065,313      785,239
Proceeds from the maturities of securities
  available for sale                                   1,124,742    1,107,359      518,927
Purchases of securities available for sale            (2,421,521)  (1,702,437)    (698,163)
Proceeds from the securitization of loans                      --           --     498,588
Net other decrease in loans and leases                 1,301,834      946,276      251,990
Premises and equipment purchased                         (44,328)     (46,768)     (63,485)
Proceeds from the sale of premises and equipment          93,681       60,886       42,466
(Acquisition)sale of affiliates, net of cash acquired    150,850          944       (4,369)
                                                      ------------------------------------
      Net cash flows used in investing activities      1,161,210    1,431,573    1,508,606
                                                      ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short term deposits          (473,748)      43,387     (164,820)
Net  (decrease) in time deposits                      (1,386,254)  (1,766,558)    (692,979)
Net increase (decrease) in short term borrowings        (283,869)     188,025     (232,774)
Proceeds from issuance of long term debt               1,019,835      104,924       25,004
Repayments of long term debt                             (54,182)     (74,115)    (213,470)
Net proceeds/(cost) from issuance of common stock           (382)        (969)       2,105
Dividends paid                                          (114,146)    (110,810)    (107,429)
Payments for purchase and retirement of common stock    (143,416)    (176,585)           --
Other, net                                                     --           --        (319)
                                                      ------------------------------------
     Net cash provided by financing activities        (1,436,162)  (1,792,701)  (1,384,682)
                                                      ------------------------------------

Net increase(decrease) in cash and cash equivalents      (25,079)      (1,100)     146,274
Cash and cash equivalents at beginning of year         1,205,962    1,207,062    1,060,788
                                                      ------------------------------------
CASH AND CASH EQUIVALENTS AT YEAR END                 $1,180,883    1,205,962    1,207,062
                                                      ====================================

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

Nature of Business:

     First of America Bank Corporation is a bank holding company headquartered in Kalamazoo, Michigan, it was incorporated as a Michigan corporation in May 1971. Its principal activity consists of owning and supervising two affiliate banks which operate general, commercial banking businesses from 545 banking offices and facilities located in Michigan, Illinois and Indiana. The Registrant also has divisions and non-banking subsidiaries which provide mortgage, trust, data processing, pension consulting, revolving credit, securities brokerage and underwriting, insurance products, and investment advisory services.

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

Securities:

     Securities Available for Sale include those securities which would be available to be sold prior to final maturity in response to asset-liability management needs. All securities owned by First of America as of December 31, 1997 and 1996, were classified as Securities Available for Sale. Using the specific identification method such securities are carried at market value with a corresponding market value adjustment carried as a separate component in the equity section of the balance sheet on a net of tax basis. The adjusted cost of each security sold is used to compute realized gains or losses on the sales of these securities.

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

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" First of America maintains a separate allowance for loan losses for impaired loans as defined in the statement.

Non-Performing Loans:

     Loans are considered non-performing when placed in non-accrual status or when terms are renegotiated that meet the definition of troubled debt restructuring as defined by the FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring."


     Commercial, commercial mortgage and residential mortgage loans are placed in non-accrual status when, in the opinion of management, there is doubt as to collectibility of interest or principal, or when principal or interest is past due 90 days or more and the loan is either not well secured or in the process of collection. Consumer and revolving loans are generally charged off when payments are 120 days past due; therefore, they are not included in non-performing loans.


     Management has determined that First of America's non-accrual and renegotiated commercial and commercial mortgage loans meet the definition for impaired loans under FASB Statement No. 114. Payments received on non-accrual loans are applied to the principal balance.

Other Real Estate Owned:

     Other real estate owned includes, primarily, properties acquired through foreclosure or deed in lieu of foreclosure. Other real estate owned is included in other assets at the lower of the amount of the loan balance plus unpaid accrued interest or its current fair value less estimated costs to sell the property. Any write-down of the loan balance to fair value when the property is acquired is charged to the allowance for loan losses. Subsequent market write-downs, operating expenses, and gains or losses on the sale of other real estate owned are charged or credited to other operating expense.

Mortgage Servicing Rights:

     First of America recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. After the residential mortgage loan portfolio is stratified for impairment analysis, loan type, rate type and interest rate, the fair value of the Mortgage Servicing Rights (MSRs) is determined using the present value of estimated expected future cash flows assuming a market discount rate and certain forecasted prepayment rates based on industry experience. The MSRs are amortized in proportion to and over the period of the estimated net servicing income.

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

Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," First of America reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on current fair values.

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

Loan Fees:

     Non-refundable loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of yield by a method that approximates the interest method. The deferred fees and costs are netted against outstanding loan balances. When a loan is placed into non-accrual status, amortization of the loan fees and costs is stopped until the loan returns to accruing status.

     Deferred fees net of direct origination costs related to credit card loans are included in other assets and are amortized into non-interest income over a twelve month period.


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

Derivative Instruments:

     The corporation and its subsidiaries have entered into interest rate swaps as a hedge against certain deposit and debt liabilities in an attempt to manage interest rate sensitivity. First of America may also utilize interest rate caps, futures contracts, options, and foreign exchange contracts. The amount associated with these activities is not considered material.

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

Stock Option Plans:

     As of December 31, 1996, First of America adopted the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." First of America applies APB Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its plans.

Recent Accounting Pronouncements:

     The FASB issued the following Statements during 1997 that apply to First of America:

     Statement No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. This Statement was adopted by First of America for reporting the results of operations for the year ended December 31, 1997, and all prior periods presented.


     Statement No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, and, therefore, does not impact the financial statements presented in this report. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements; it does not change the display of, or components of present-day net income.

     Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. First of America adopted this Statement January 1, 1998. First of America's current disclosure meets the basic requirements of this Statement.



NOTE 2: BUSINESS COMBINATIONS

     Information relating to mergers and acquisitions for the three year period ended December 31, 1997 follows.

                                                                                                           Intangible
                                                                 Financial      Number of                    Assets
                                                    Date of      Reporting       Common      Cash Paid/   Acquired at
                                                  Acquisition      Value*     Shares Issued Debt Issued   Acquisition

Scott, Doerschler, Messner & Gauntlett, Inc.     Jan. 1, 1997  $ 5,455,000        93,855           -     $ 5,414,000

Elliot & Sons Insurance Agency Inc.,
  Michigan Benefit Plans Inc.                    Jan. 7, 1997    4,259,000        73,742           -       3,727,000

Huttenlochers Kerns Norvell, Inc. (Michigan)    Feb. 12, 1996    3,912,000        92,053           -       1,612,000
West Suburban Financial Corp. (Illinois)         Aug. 4, 1995            -             -        $1,000             -

Underwriting Consultants, Inc. (Michigan)        Feb. 1, 1995        1,000       148,170           -              **
New England Trust Company (Rhode Island)         Jan. 1, 1995    1,092,000       185,327           -              **

  *  Includes direct acquisition costs on all purchased affiliates.
 **  Accounted for as a pooling of interests with no restatement of prior periods as the amounts involved were not material to First of America.



     Goodwill, the cost over the fair value of assets acquired, is amortized on a basis which matches the periods estimated to be benefitted. Goodwill is reviewed annually for permanent impairment using a discounted cash flow analysis. During 1997, goodwill was reduced by $40,807,000 as a result of the Florida Sale and other branch sales. The reductions were included in the calculation of the net gains on the transactions. Goodwill, which is included in other assets in the Consolidated Balance Sheets, amounted to $149,972,000 at December 31, 1997 and $201,631,000 at December 31, 1996.

NOTE 3: PENDING MERGER

     On November 30, 1997, First of America entered into an Agreement and Plan of Merger with National City Corporation (NCC) providing for the merger of First of America into NCC. The merger is subject to approval by the respective shareholders of First of America and NCC, regulatory authorities and other customary conditions. Pursuant to the merger agreement, upon consummation of the merger, each outstanding share of First of America's common stock will be converted into 1.2 shares of NCC common stock. The merger is expected to be a tax-free reorganization and accounted for as a pooling of interests. The merger is currently expected to be completed early in the second quarter of 1998.

NOTE 4: RESTRICTIONS ON CASH AND DUE FROM BANKS

     Federal regulations require First of America to maintain as reserves, minimum cash balances based on deposit levels at its subsidiary banks. Cash balances restricted from usage due to these requirements were $329,274,000 and $289,899,000 at December 31, 1997 and 1996, respectively.

NOTE 5: CASH FLOW

     For the purpose of reporting cash flows, cash and cash equivalents include only cash and due from banks. The following schedule presents noncash investing activities for the years 1997, 1996 and 1995.



                                                  Fair Value
                                                  of Noncash                   Common
($ in thousands)                                    Assets      Liabilities    Stock      Net Cash
                                                   Acquired       Assumed      Issued       Paid

PURCHASE OF AFFILIATES

1997
Scott, Doerschler, Messner & Gauntlett, Inc.         $     63           22       5,455         --

Elliot & Sons Insurance Agency Inc.,
  Michigan Benefit Plans Inc.                           1,424          893       4,259         --


1996
Huttenlochers Kerns Norvell, Inc                        5,094        2,126       3,912       (944)
1995
Gulfstream Global Investors, Ltd.                       4,742         --          --        4,742




     The following schedule details supplemental disclosures for the cash flow statements:



                                           Assets
                                         Transferred
                          Loans         to Securities        Total      Total Income
($ in thousands)       Securitized   Available for Sale  Interest Paid   Taxes Paid
1997              $           --                   --        693,398       165,685

1996                          --                   --        788,875       120,643
1995                      503,976           2,851,746        864,519        92,338

     In conjunction with the FASB's issuance of A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, FASB approved the transfer of securities from the Held to Maturity to the Available for Sale classification during the period from November 15, 1995, to December 31, 1995, with no recognition of any related unrealized gain or loss in current earnings.


NOTE 6: SECURITIES

     The amortized cost and estimated market value of Securities
Available for Sale at December 31, 1997 and 1996 follow.



                                                           1997                                  1996
                                                         Estimated                             Estimated
                                           Amortized      Market        Average     Amortized   Market    Average
($ in thousands)                             Cost          Value       Maturity       Cost       Value    Maturity

U.S. government and agency securities    $  3,833,352    3,849,229      2.8 yrs    3,483,720 3,494,016     2.6 yrs

State and municipal securities                578,782      608,749      9.7          398,041   403,354     8.8

Collateralized mortgage obligations           333,849      335,965      2.7          486,945   484,333     1.8
Other securities                              146,579      148,026      27.2         180,677   180,678     5.4
                                            ----------------------                 -------------------
Total                                    $  4,892,562    4,941,969                 4,549,383 4,562,381
                                            ======================                 ===================

     The following table details the gross unrealized gains and losses on Securities Available for Sale at December 31, 1997 and 1996.



                                                         1997                                 1996

                                          Gross Unrealized  Gross Unrealized   Gross Unrealized  Gross Unrealized
($ in thousands)                               Gains             Losses             Gains             Losses

U.S. government and agency securities         $   23,863            (7,986)            25,670            (15,374)
State and municipal securities                    30,091              (124)             6,783             (1,470)

Collateralized mortgage obligations                3,211            (1,095)             1,580             (4,192)
Other securities                                   1,448                (1)                 1                 --
                                            -------------------------------        -------------------------------
Total                                         $   58,613            (9,206)            34,034            (21,036)
                                            ===============================        ===============================

     Except as indicated below, total securities of no individual state, political subdivision or other issuer exceeded 10% of shareholders' equity at December 31, 1997. At December 31, 1997 and 1996, the book value of securities issued by the State of Michigan and all of its political subdivisions totaled approximately $165,057,000 and $145,917,000, respectively, with a market value of approximately $171,012,000 and $146,961,000, respectively. The securities at December 31, 1997, represent a wide range of ratings, all of "investment grade," with a substantial portion rated A-1 or higher. First of America has no concentration of credit risk in its investment portfolio.

     Assets, principally securities, carried at approximately
$947,890,000 at December 31, 1997, and $1,569,685,000 at December 31,
1996, were pledged to secure public deposits, exercise trust powers and for other purposes required or permitted by law.



Securities Available for Sale
Maturity Distribution and Portfolio Yields
($ in millions)

December 31, 1997                      One year or less         One year to five years    Five years to ten years
                                  Market   Amortized           Market  Amortized          Market  Amortized
                                  Value      Cost      Yield   Value     Cost     Yield    Value     Cost    Yield

U.S. government securities       $ 358,973 358,563      5.80% $374,830   370,846  6.26%         --        -- --
U.S. agency securities              15,004  14,583      7.26   128,203   127,168  6.30  $  621,214   616,137  6.47%
State and municipal securities*     82,109  81,800      7.24    36,707    35,015  9.51     430,341   405,413  8.08
Collateralized mortgage
  obligations                           46      46      6.37        --        -- --             --        -- --
Other securities                   115,918 115,918      7.21     1,807     1,807  7.99       9,574     9,574  6.80
                                   ---------------            ------------------         -------------------

Total                            $ 572,050 570,910      6.33% $541,547   534,836  6.49% $1,061,129 1,031,124  7.11%
                                   ===============            ==================         ===================
Market value as a percent of
  amortized cost                   100.20%                      101.25                      102.91
                                   ======                       ======                      ======



December 31, 1997                      After ten years                     Total

                                  Market    Amortized           Market    Amortized
                                   Value      Cost     Yield     Value      Cost      Yield

U.S. government securities               --         -- --      $  733,803    729,409   6.03%
U.S. agency securities           $2,351,005  2,346,055  5.73%   3,115,426  3,103,943   6.66
State and municipal securities*      59,592     56,554  8.02      608,749    578,782   8.03
Collateralized mortgage
  obligations                       335,919    333,803  5.43      335,965    333,849   6.43
Other securities                     20,727     19,280  8.26      148,026    146,579   7.35
                                  --------------------          --------------------
Total                            $2,767,243  2,755,692  6.73%  $4,941,969  4,892,562   6.73%
                                  ====================          ====================
Market value as a percent of
  amortized cost                    100.42%                       101.01%
                                    ======                        ======

* Yields on state and political obligations have been adjusted to a taxable equivalent basis using a 35% tax rate.  Yields are calculated on the basis of cost and weighted for the scheduled maturity and dollar amount of each issue.


NOTE 7: RISK ELEMENTS IN THE LOAN PORTFOLIO AND OTHER REAL ESTATE
OWNED

     Assets earning at less than normal interest rates include (1) non-accrual loans, (2) restructured loans (loans for which the interest rate or principal balance has been reduced because of a borrower's financial difficulty) and (3) other real estate owned which has been acquired in lieu of loan balances due. Information concerning these assets, loans past due 90 days or more and other loans of concern (loans where known information about possible credit problems of borrowers causes management concern about the ability of such borrowers to comply with the present loan terms) at December 31, 1997 and 1996 follows.

($ in thousands)                                           1997             1996

BALANCES OUTSTANDING:

Non-accrual loans                                            $  87,271          84,185

Restructured loans                                               3,045           6,414
Past due 90 days or more                                        25,194          26,726

Other loans of concern                                          52,138          30,541
Other real estate owned (included in other assets)              16,478          24,190

     Interest income of $7,587,000 and $6,929,000 during 1997 and 1996, respectively, was recognized as income on non-accrual and restructured loans. Had these loans been performing under the original contract terms, an additional $6,579,000 and $7,732,000 of interest would have been reflected in interest income during 1997 and 1996, respectively.

     First of America does not have any concentrations of credit risk to any specific borrower or within any geographic area.


NOTE 8: LOANS TO RELATED PARTIES

     First of America's subsidiary banks have extended loans to directors and executive officers of the corporation and the subsidiary banks and their associates (other than members of their immediate families). In conformance with First of America's written corporate policy and applicable laws and regulations, these loans to related parties were made in accordance with sound business and banking practices on non-preferential terms and rates available to non-insiders of comparable creditworthiness under similar circumstances. The loans do not involve more than the normal risk of collectibility or present other unfavorable features. All such extensions of credit must be properly documented as complying with this corporate policy. The aggregate loans outstanding as reported by the directors and executive officers of the corporation and its subsidiary banks which exceeded $60,000 during 1997 totaled less than 5 percent of total shareholders' equity at year-end 1997. First of America relies on its directors and executive officers for identification of loans to their associates.

     First of America maintains a line of credit for First of America Securities, Inc. and First of America Community Development Corporation; at December 31, 1997 only First of America Community Development Corporation had borrowings outstanding, and these amounted to $265,000. In conformance with First of America's corporate policy and applicable law, such extensions of credit to subsidiaries are made in accordance with sound banking practices and on non-preferential terms and rates.

     In the opinion of management, the amount and nature of these loans to related parties and subsidiaries do not materially affect the financial condition of First of America.

NOTE 9: ALLOWANCE FOR LOAN LOSSES

     An analysis of the transactions in the allowance for loan losses for 1997, 1996 and 1995 follows.



($ in thousands)                                                      1997           1996          1995


Balance, beginning of year                                          $ 252,846       241,182        228,115
Additions: Provision charged against income                            85,707        93,456         91,488

       Recoveries                                                      51,393        62,249         56,938
                                                                     --------------------------------------
                                                                      389,946       396,887        376,541
Less:  Loans charged off                                             (135,088)     (144,041)      (135,359)

       Allowance of sold banks, net                                   (11,389)           --             --
                                                                     --------------------------------------
Balance, end of year                                                $ 243,469       252,846        241,182
                                                                     ======================================

     Management has evaluated the loan portfolio and believes that the balance in the allowance for loan losses is adequate in light of the composition of the loan portfolio, economic conditions and other pertinent factors.

     As of December 31, 1997 and 1996, respectively, the recorded investment in loans considered to be impaired under Statement No. 114 as amended by Statement No. 118 was $69.5 million and $68.7 million, with an average recorded investment in impaired loans during 1997 and 1996 of approximately $66.8 million and $80.3 million, respectively. Included in the impaired loans total as of the same dates were $36.2 and $29.6 million of impaired loans for which the related specific allowance for loan losses were $15.2 million and $13.7 million, respectively. The remaining $33.3 million and $39.1 million of impaired loans did not require a specific allowance for loan losses due to the net realizable value of loan collateral, guarantees and other factors.


NOTE 10:  PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1997 and 1996 follows.



($ in thousands)                                      1997                1996


Land                                               $   70,898              79,713

Buildings and leasehold improvements                  413,169             444,805
Equipment                                             229,767             269,099

Capital leases                                          2,925               3,587
                                                      ---------------------------
                                                      716,759             797,204
Less:

Accumulated depreciation and amortization             338,033             363,796
                                                      ---------------------------
Total                                              $  378,726             433,408
                                                      ===========================

     First of America and certain of its subsidiaries have capital and operating leases for premises and equipment under agreements expiring at various dates through 2034. These leases, in general, provide for renewal options and options to purchase certain premises at fair values, and require the payment of property taxes, insurance premiums and maintenance costs. Total rental expense for operating leases was $15,818,000 in 1997, $16,364,000 in 1996, and $17,554,000 in 1995.

     The future minimum payments by year, and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1997.


($ in thousands)                            Capital     Operating
                                            Leases        Leases

1998                                   $    377        13,331

1999                                        322        10,466

2000                                        307         8,445

2001                                        286         6,738

2002                                        286         5,123

Thereafter                                3,234        25,358
                                        -----------------------
Total minimum lease payments              4,812        69,461
Amounts representing interest            (2,928)           --
                                        -----------------------
Present value of net minimum
  lease payments                       $  1,884        69,461
                                        =======================

NOTE 11: MORTGAGE SERVICING RIGHTS

     The fair value of capitalized mortgage servicing rights was $51.3 million on December 31, 1997, and $16.1 million on December 31, 1996. First of America serviced $5.5 billion and $3.6 billion of mortgage loans for other investors as of December 31, 1997 and 1996, respectively. A summary of the changes in capitalized mortgage servicing rights and in the valuation allowance follows.




($ in thousands)                                    1997             1996              1995

Balance - beginning of year                  $     15,427            4,323             1,172
Originated servicing rights capitalized            11,894           10,026             3,516
Purchased servicing rights capitalized             23,505            1,835                --
Excess servicing rights capitalized                 2,238              758               234
Amortization of servicing rights                   (3,408)          (1,434)             (504)
Valuation allowance - net change                      111              (81)              (95)
                                                ----------------------------------------------
Balance - end of year                        $     49,767           15,427             4,323
                                                ==============================================
Valuation allowance - beginning of year      $       (176)             (95)               --
Additions charged to operations                      (112)            (412)              (95)
Reductions credited to operations                     223              331                --
                                                ----------------------------------------------
Valuation allowance - end of year            $        (65)            (176)              (95)
                                                ==============================================




NOTE 12: IMPAIRMENT OF LONG-LIVED ASSETS

     In 1997, First of America recorded an impairment on long-lived assets to be disposed of totaling $6.7 million. The impaired assets included current or former bank premises, computers and other related assets. The expected disposal date for the impaired assets has not yet been determined.

     The carrying value of impaired assets at December 31, 1997, was $7.0 million. The fair value was determined based on a combination of independent appraisals, brokers' opinions, and offers to purchase. Management does not currently anticipate that the ultimate disposal of the assets will have a material effect on the financial position, results of operations or liquidity of First of America.

NOTE 13: LONG TERM DEBT

     Information relating to long term debt at December 31, 1997 and 1996 follows.




($ in thousands)                                                                       1997                1996


PARENT COMPANY:

7.75% subordinated notes due July 15, 2004                                         $   200,000               200,000

8.50% subordinated notes due February 1, 2004                                          150,000               150,000

6.35% subordinated debenture due December 31, 2007                                      10,000                10,000

Capital lease obligations (Note 10)                                                        919                   923
                                                                                      ------------------------------
                                                                                       360,919               360,923



SUBSIDIARIES:

Bank notes, with interest rates ranging from
  5.70% to 6.25%, due through October 1, 1999                                        374,826                  54,992

Revolving credit agreement                                                                --                  54,000

FHLB borrowings, with interest rates ranging
  from 5.50% to 6.26%, due through November 23, 1999                                 600,000                  50,000
Company Obligated Mandatory Redeemable New Capital
  Securities of Subsidiary Trust Holding Solely
  Debentures of the Company                                                          150,000                      --

Mortgages and land contracts, payable in
  installments through 2000 with interest                                                 67                     107
  rates ranging from 4.75% to 10.25%
Capital lease obligations (Note 10)                                                      965                   1,102
                                                                                   ---------------------------------

TOTAL LONG TERM DEBT                                                             $ 1,486,777                 521,124
                                                                                   =================================

     First of America has entered into a Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of March 25, 1994 and amended by the First Amendment dated December 9, 1994, and by the Second Amendment dated February 15, 1996 (collectively, the Credit Agreement). The Credit Agreement allows First of America to borrow on a standby revolving credit basis and an uncommitted competitive advance basis of up to $350,000,000. The proceeds of all borrowings made pursuant to the Credit Agreement will be used to provide working capital and for other general corporate purposes.

     During 1995 and 1996, First of America's Section 20 subsidiary, First of America Securities, Inc., entered into three uncommitted secured broker loan guidance facilities to finance the purchase of securities for resale. At December 31, 1997, there was nothing outstanding and $174 million available on these agreements. There was $54.0 million outstanding and $120.0 million available at December 31, 1996.

     The various loan agreements include restrictions on consolidated capital. First of America's net worth, under the most restrictive loan covenant, may not be less than $1.4 billion. The indebtedness of subsidiary banks is subordinated to the claims of their depositors and certain other creditors. Management has determined that First of America is in compliance with all of its loan covenants.

     Maturities of outstanding indebtedness at December 31, 1997 follow.



                                                Total
($ in thousands)                              Principal
                                              Amount Due
Year ending December 31

1998                                     $    275,169

1999                                          699,953

2000                                              123

2001                                               92

2002                                              102

Thereafter                                    511,338
                                            ---------
Total                                    $  1,486,777
                                            =========
NOTE 14:   COMPANY OBLIGATED MANDATORILY-REDEEMABLE NEW CAPITAL
SECURITIES OF FIRST OF AMERICA CAPITAL TRUST I

     First of America Capital Trust I was formed for the purpose of issuing capital securities and investing the proceeds from the sale of such capital securities in junior subordinated deferrable interest debentures issued by the corporation. The corporation is the owner of all of the beneficial interests of the Trust represented by common securities, the proceeds from the sale of which were also invested in the junior subordinated deferrable interest debentures issued by the corporation. On January 28, 1997, the Trust issued $4.6 million Common Securities, $150 million of 8.12% Capital Securities, Series A and invested the proceeds from the sale of such securities in $154,640,000 8.12% Junior Subordinated Deferrable Interest Debentures Due January 31, 2027, Series A, issued by the corporation. Pursuant to an exchange offer consummated on July 30, 1997, the Trust exchanged all of the Series A Debentures held by the Trust for $154,640,000 of 8.12% Junior Subordinated Deferrable Interest Debentures Due January 31, 2027, Series B, issued by the corporation. The sole assets of the Trust are these Series B Debentures. Subject to the corporation having received prior approval of the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve, the junior subordinated debentures will be prepayable, in whole or in part, at the option of the corporation from January 31, 2007, until January 31, 2017, at a ratably declining rate of 104.06 percent to 100.00 percent of the principal amount, plus accrued and unpaid interest thereon to the prepayment date. After January 31, 2017, prepayment is at par until January 31, 2027, when payment is mandatory.


NOTE 15: PREFERRED STOCK

     First of America has reserved 500,000 shares of preferred stock for issuance as Series A Junior Participating Preferred Stock (Series A Preferred) upon the exercise of certain preferred stock purchase rights (each a Right) issued to holders of and in tandem with shares of First of America Common Stock. The Rights are not currently exercisable, and the pending merger of First of America into NCC, and the transactions related thereto, will not cause the Rights to become exercisable. Therefore, no Series A Preferred are currently outstanding.

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


NOTE 16:  STOCK OPTION PLANS

     First of America maintains three stock option plans: the First of America Bank Corporation Restated 1987 Stock Option Plan (the 1987
Plan), the First of America Bank Corporation Stock Compensation Plan (the 1996 Plan), and the First of America Bank Corporation Director Stock Compensation Plan (the 1997 Plan).

     The 1987 Plan provides only for the grant of non-qualified stock options. Stock options were last granted under the 1987 Plan in 1995. No further options will be granted under this Plan, although options previously granted will continue in effect until they are exercised, are forfeited or expire. The options granted under the 1987 Plan are exercisable during a ten year period and vest over a three year period, beginning on the date granted. The options were granted at prices not less than the fair market value on the date of grant.

     Under the 1996 Plan, eligible participants may be granted incentive stock options, non-qualified stock options or restricted stock. The aggregate number of shares of First of America Common Stock that may be issued, pursuant to the exercise of options and the grant of restricted stock, under the 1996 Plan will not exceed 3,000,000 shares. In 1997, incentive stock options for 475,250 shares were granted at the fair market value on the date of grant and vest over the next three years. Other options granted to date under the 1996 Plan were granted at the fair market value on the date of grant and vested in thirds upon the attainment of each of three targets for the market price of First of America Common Stock. The options are exercisable during a ten year period from the date of grant.

     The 1997 Plan was approved at First of America's annual shareholders meeting held on April 16, 1997. The 1997 Plan provides for the payment of retainer, meeting, committee, chairperson and any other fees payable for service to eligible directors of First of America and its subsidiaries in the form of restricted stock, stock options or phantom stock. Stock options granted under the 1997 Plan are exercisable in full immediately upon grant. The exercise price may not be less than the fair market value of First of America Common Stock on the date of grant. The term during which stock options granted under the 1997 Plan vest may not exceed ten years from the date of grant.

     The Nominating and Compensation Committee of the corporation administers each of the Plans. Members of the Nominating and Compensation Committee are eligible to participate only in the 1997 Plan.

     A summary of the status of First of America's stock option transactions under the Plans as of December 31, 1997, 1996 and 1995, and the changes during the years ended on those dates is presented below:

                                                     1997                   1996                  1995

                                                        Weighted-             Weighted-              Weighted-
                                                         Average               Average                Average
                                                        Exercise               Exercise              Exercise
 Options (number of shares in thousands):     Shares      Price      Shares     Price      Shares      Price

 Outstanding at beginning of year               2,637        25.92     2,186      $21.42      1,872     $18.89

 Granted *                                        818        50.18       759       36.32        488      28.83
 Exercised                                      (491)        18.40     (293)       19.20      (153)      13.81

 Forfeited                                       (29)        32.47      (15)       27.26       (21)      23.53
                                                -----                 ------                  -----
 Outstanding at end of year                     2,935        33.87     2,637       25.92      2,186      21.42
                                                =====                 ======                  =====
 Exercisable at year end                        1,980                  1,505                  1,388


 Weighted-average exercise                                   50.18                $54.47                 43.25
      price of options granted
      during the year
 Weighted-average fair                                       11.31                $11.18                  7.88
      value of options granted
      during the year


 *  All options granted during 1996, represent nonqualified stock options under the Plan.

     Under the 1996 Plan, First of America issued and had outstanding 62,000 shares of restricted stock as of December 31, 1997.

     As of December 31, 1996, First of America adopted the disclosure provisions of FASB Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is required to disclose pro forma net income and earnings per share for 1997, 1996 and 1995 as if compensation expense relative to the fair value of options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: a ten year expected life for all years; expected volatility of 20.9 percent, 21.3 percent and 22.2 percent, respectively; risk-free interest rates of 6.3 percent, 6.2 percent and
7.5 percent; and expected dividend yields of 3.6 percent, 8.0 percent and 8.4 percent. Had compensation cost for the Company's option plans been determined and recorded consistent with FASB Statement No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated in the following table:


                                             1997        1996           1995


 NET INCOME  ($ in Thousands)


 As reported                            $ 314,761      256,886      236,708

 Pro forma                                311,279      253,404      236,197

 DILUTED EARNINGS PER SHARE

 As reported                              $  3.53          2.77         2.49

 Pro forma                                   3.48          2.75         2.48

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:



                                 Options Outstanding                       Options Exercisable


       Range          Number       Weighted-Avg.                          Number
        of          Outstanding      Remaining      Weighted-Avg.      Exercisable   Weighted-Avg.
      Prices        at 12/31/97  Contractual Life   Exercise Price     at 12/31/97   Exercise Price

 $10 to 20              316,168            3.1 yrs          $14.77          316,168           14.77
 $21 to 30            1,055,157            6.7               25.32          891,640           20.59
 $31 to 40              758,775            8.9               36.31          758,775           36.51
 $41 to 51              804,825            9.6               50.29           13,050           42.71
                      ---------                                           ---------
                      2,934,925            7.7               33.87        1,979,633           25.83
                      =========                                           =========



NOTE 17: DIVIDENDS FROM BANKING SUBSIDIARIES

     Dividends paid to First of America by its bank subsidiaries amounted to $242,000,000 in 1997, $357,800,000 in 1996 and
$337,407,000 in 1995. Banking regulations limit the amount of dividends that First of America's banking subsidiaries can declare during 1998 to the 1998 net profits, as defined in the Federal Reserve Act, plus retained net profits for 1997 and 1996. In recent years, First of America requested and obtained regulatory approval to exceed banking regulatory limits for certain subsidiary banks, based largely on the well capitalized position of those banks. As a result, the net retained profits for 1997 and 1996 were $30.1 million. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), there are strong incentives to maintaining a bank's capital at the "well capitalized" level.

NOTE 18: CAPITAL ADEQUACY

     First of America Bank Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on First of America's financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First of America must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Management believes that as of December 31, 1997, First of America met all capital adequacy requirements to which it is subject.

     Risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies were fully phased in at the end of 1992. The minimum ratio of qualifying total capital to risk-weighted assets, (including certain off-balance sheet items, such as standby letters of credit) under the fully phased-in guidelines is eight percent. At least half of the total capital must be comprised of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests, and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (Tier 1 capital). The remainder (Tier 2 capital) may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and reserves for credit losses. In addition, the federal banking agencies have established minimum leverage ratio (Tier 1 capital to total average assets less goodwill and certain other intangibles) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of three percent for bank holding companies and banks that meet certain specified criteria, including that they have the highest supervisory rating. All other banking organizations are required to maintain a leverage ratio of three percent plus an additional cushion of at least 100 to 200 basis points. Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement actions available to the federal regulatory authorities. Under the prompt corrective action provisions of FDICIA, the scope and degree of regulatory intervention is linked to the level of capital and the supervisory rating of the institution. Prompt corrective action can include limitations on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the FDIC, and (in severe cases) the appointment of a conservator or receiver.

     As of December 31, 1997, the most recent notification from the Federal Reserve categorized First of America as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed First of America's category.

     The following table summarizes First of America Bank
Corporation's and its significant subsidiaries' actual capital and the capital that would be required to maintain ratios indicated as of December 31, 1997 and 1996:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                       For Capital           Prompt Corrective
                                                   Actual           Adequacy Purposes        Action Provisions

                                                                    Minimum                  Minimum
                                               Capital    Ratio     Capital       Ratio      Capital      Ratio
 ($ in thousands)                              Amount       %       Required        %       Required        %

 As of December 31, 1997:

 Total Capital (to Risk-Weighted Assets):
   First of America Bank Corporation         $2,382,793    14.74    $1,308,730      8.00    $1,635,912      10.00
   First of America Bank, N.A.                1,314,455    11.43       920,161      8.00     1,150,201      10.00
   First of America Bank-Illinois, N.A.         512,990    11.66       351,977      8.00       439,971      10.00

 Tier 1 Capital (to Risk-Weighted Assets):
   First of America Bank Corporation          1,831,402    11.33       654,365      4.00       981,547       6.00
   First of America Bank, N.A.                1,170,472    10.18       460,081      4.00       690,121       6.00
   First of America Bank-Illinois, N.A.         457,650    10.40       175,989      4.00       263,983       6.00

 Tier 1 Leverage Ratio:
   First of America Bank Corporation          1,831,402     8.74       838,056      4.00     1,047,570       5.00
   First of America Bank, N.A.                1,170,472     7.75       605,528      4.00       756,710       5.00
   First of America Bank-Illinois, N.A.         457,650     7.65       239,406      4.00       299,258       5.00




 As of December 31, 1996

 Total Capital (to Risk-Weighted Assets):
   First of America Bank Corporation          2,110,473    13.19   $ 1,280,315      8.00   $ 1,600,394      10.00
   First of America Bank, N.A.                1,079,110    11.36       759,091      8.00       948,864      10.00
   First of America Bank-Illinois, N.A.         498,106    10.68       373,090      8.00       466,363      10.00

 Tier 1 Capital (to Risk-Weighted Assets):
   First of America Bank Corporation          1,561,598     9.76       640,157      4.00       960,236       6.00
   First of America Bank, N.A.                  960,124    10.11       379,546      4.00       569,319       6.00
   First of America Bank-Illinois, N.A.         439,531     9.43       186,545      4.00       279,818       6.00

 Tier 1 Leverage Ratio:
   First of America Bank Corporation          1,561,598     7.15       872,836      4.00     1,091,044       5.00
   First of America Bank, N.A.                  960,124     7.43       517,374      4.00       646,717       5.00
   First of America Bank-Illinois, N.A.         439,531     6.77       259,838      4.00       324,797       5.00


NOTE 19: EMPLOYEE PENSION PLAN

     First of America and its subsidiaries have a defined benefit pension plan that covers substantially all of their salaried employees. Benefits are based on years of service and the employee's compensation.

     Pension costs for the years ended December 31, 1997 were a negative $4,387,000, 1996 and 1995 pension costs equaled $2,974,000 and $3,980,000, respectively.


     The following table presents the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996.


                                                                                December 31,
($ in thousands)                                                             1997           1996

ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
     Accumulated benefit obligation, including vested benefits of
     $319,697 for 1997 and $303,786 for 1996                              $  325,828       312,448
                                                                             -------       -------
Projected benefit obligation for service rendered to date                 $  397,010       376,764

Plan assets at fair value, primarily listed stocks and U.S. Bonds            549,372       513,864
                                                                             -------       -------
Projected benefit obligation less than plan assets                           152,362       137,100

Unrecognized net (gain)/loss                                                (105,722)      (97,131)
Unrecognized prior service cost                                               16,200        18,832

Unrecognized net assets being recognized over 15 years                        (9,921)      (11,966)
                                                                             -------       -------
Prepaid pension included in other assets                                  $   52,919        46,835
                                                                             =======      ========
NET PENSION COST INCLUDED THE FOLLOWING COMPONENTS:

Service cost                                                              $   15,617       15,868
Interest cost on projected benefit obligation                                 27,550        26,555

Actual return on plan assets                                                 (54,349)      (75,333)
Net amortization and deferral                                                  6,795        35,884
                                                                             -------       -------
Net periodic pension (benefit) costs                                      $   (4,387)        2,974
                                                                             =======      ========

     First of America's weighted-average discount rate was 7.50 percent at December 31, 1997 and 7.75 percent at December 31, 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was
5.50 percent at year-end 1997 and 5.75 percent at year-end 1996. The expected long term rate of return on assets was 9.50 percent at December 31, 1997 and 1996. The assumed rates in place at each year-end are used to determine the net periodic pension cost for the following year.


NOTE 20:  OTHER POSTRETIREMENT BENEFITS

     First of America and its subsidiaries have a Retiree Medical Plan which provides a portion of retiree medical care premiums. First of America's level of contribution is based on an age and service formula.

     The following table presents the plan's funded status reconciled with amounts recognized in First of America's Consolidated Balance Sheets for December 31, 1997 and 1996:

                                                                                    December 31,

($ in thousands)                                                               1997               1996

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:

Retirees                                                                   $  (16,887)           (16,883)
Fully eligible active plan participants                                        (6,858)            (6,801)

Other active plan participants                                                (10,810)           (10,151)
                                                                              --------           --------
                                                                              (34,555)           (33,835)

Plan assets at fair value                                                          --                 --
                                                                              --------           --------

Accumulated postretirement benefit obligation in excess of plan assets        (34,555)           (33,835)
Unrecognized prior service cost                                                (3,103)            (3,901)

Unrecognized net (gain) loss                                                     (906)            (1,306)
                                                                              --------           --------
Accrued postretirement benefit cost included in other liabilities          $  (38,564)           (39,042)
                                                                              ========           ========


NET PERIOD POSTRETIREMENT BENEFIT COST FOR 1997 AND 1996 INCLUDE THE FOLLOWING COMPONENTS:

Service cost                                                                 $    940                977

Interest cost                                                                   2,583              2,517
Net amortization and deferral                                                    (798)              (798)
                                                                              --------           --------
Net periodic postretirement benefit cost                                     $  2,725              2,696
                                                                              ========           ========

     For measurement purposes of the accrued postretirement benefit cost included in other liabilities, 9.00 percent and 9.52 percent annual rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) were assumed at December 31, 1997 and 1996, respectively; the 1997 rate was further assumed to decline evenly to 6.00 percent by 2004. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.50 percent at December 31, 1997 and 7.75 percent at December 31, 1996. To determine First of America's net periodic postretirement benefit cost for 1997 and 1996, a weighted average discount rate of
7.75 percent and 7.50 percent, respectively, and the health care trend rate of 9.00 percent and 9.52 percent, respectively, were used. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by 2.60 percent and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1997 by 2.00 percent.



NOTE 21:  INCOME TAXES

Components of total income taxes include the following:


($ in thousands)                                                     1997           1996            1995

Current:
  U.S. Federal                                                     $  148,975        121,497         125,611
  State and local                                                       8,689          7,194           8,390
                                                                      --------------------------------------
                                                                      157,664        128,691         134,001
                                                                      ======================================
Deferred:
  U.S. Federal                                                         (1,537)        (2,943)         (6,861)
  State and local                                                         617            709            (511)
                                                                      --------------------------------------
                                                                         (920)        (2,234)         (7,372)
                                                                      ======================================

Income taxes attributable to income from continuing operations        156,744        126,457         126,629

Shareholders' equity:
  Market value adjustments on securities
  available for sale                                                   12,721         (9,292)         28,885

  Exercise of stock options                                            (4,983)            --              --
                                                                      --------------------------------------
Total income taxes                                                 $  164,482        117,165         155,514
                                                                      ======================================

     As a result of the following, income tax expense attributable to income from continuing operations differed from the "expected" amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations:


($ in thousands)                                                       1997            1996             1995

Computed "expected" tax expense                                    $   165,027         134,170          127,168


Increase (reduction) in income taxes resulting from:
     Tax exempt municipal obligations income                           (14,685)        (10,615)          (9,277)

     Other, net*                                                         6,402           2,902            8,738
                                                                      --------------------------------------
Income taxes attributable to income from continuing operations     $   156,744         126,457          126,629
                                                                      ======================================

* Other, net, contains no single item that exceeds five percent of the amount calculated by multiplying income before income taxes time 35 percent (the current federal statutory rate).


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:


                                                                         December 31,

($ in thousands)                                                     1997            1996

DEFERRED TAX ASSETS:
Allowances for loan losses                                        $   85,214          88,496

Deferred compensation                                                 12,731           9,141

Deferred loan fees                                                     7,902           7,974
Other                                                                 18,637          19,049
                                                                      ----------------------
Total gross deferred tax assets                                      124,484         124,660
                                                                      ----------------------
DEFERRED TAX LIABILITIES:

Premise and equipment, due to differences in depreciation             (7,268)         (8,605)

Market value adjustment on securities available for sale             (17,282)         (4,561)
Tax loan loss reserve to be recaptured                                (2,635)         (5,894)

Other                                                                (18,132)        (14,632)
                                                                      ----------------------
Total gross deferred liabilities                                     (45,317)        (33,692)
                                                                      ----------------------
Net deferred tax asset                                            $   79,167          90,968
                                                                      ======================



NOTE 22: EARNINGS PER SHARE CALCULATION

     As of December 31, 1997, First of America adopted FASB Statement
No. 128, "Earnings Per Share." Accordingly, the reconciliation of the numerators and denominators of the common and diluted earnings per share computations for income from continuing operations follows:


Year ended December 31,                                1997                                      1996
($ in thousands)                        Income        Shares      Per-share       Income        Shares      Per-share
                                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount


Income from continuing operations  $ 314,761                                   $ 256,886
                                     =======                                     =======
Common earnings per share:
Income available to
  common stockholders                314,761          88,170,047  $ 3.57         256,886       92,044,152    $  2.79
                                                                   =====                                      ======

Effect of dilutive securities:
Options                                                1,032,203                                  618,878
                                                      ----------                               ----------
Diluted earnings per share:
Income available to common
  shareholders plus assumed
  conversions                      $ 314,761          89,202,350  $ 3.53       $ 256,886       92,663,030   $  2.77
                                   =================================================================================


Year ended December 31,                                1995
                                        Income        Shares      Per-share
                                     (Numerator)   (Denominator)    Amount

Income from continuing operations  $ 236,708
                                     =======
Common earnings per share:
Income available to
  common stockholders                236,708          94,831,392  $ 2.50
                                                                  ======

Effect of dilutive securities:
Options                                   --             419,784
                                    ============================
Diluted earnings per share:
Income available to common
  shareholders plus assumed
  conversions                      $ 236,708          95,251,176  $ 2.49
                                    ====================================

     On December 31, 1997 and 1996, there were 87,166,376 and
89,719,851 common shares outstanding, respectively. For the same dates, a maximum of 200,000,000 and 100,000,000 shares of $10 par value common stock was authorized.


NOTE 23: COMMITMENTS AND CONTINGENT LIABILITIES

     First of America and its subsidiaries are routinely engaged in litigation, both as plaintiff and defendant, which is incident to their business, and in certain proceedings, claims or counter-claims have been asserted against First of America's subsidiaries. Management, after consultation with legal counsel, does not currently anticipate that the ultimate liability, if any, arising out of such litigation and threats of litigation will have a material effect on the financial position, results of operations or liquidity of the First of America.

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

     First of America's exposure to credit loss in the event of nonperformance by other parties to the financial instruments with off-balance sheet risk is represented by the contractual notional amount of these instruments. First of America uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

     Unless noted otherwise, First of America does not require collateral or other security to support financial instruments with off-balance sheet credit risk.

     A summary of the contract or notional amounts of these financial instruments at December 31, is as follows:

($ in thousands)                                       1997                1996

Commitments on unused credit card lines           $  7,327,675          8,115,335

Other commitments to extend credit                   5,925,457          3,410,017

Mortgages sold with recourse                            47,359             61,986
Mortgage loan sale commitments                         214,897            133,727

Standby letters of credit                              968,683            584,408
Commercial letters of credit                             4,299              5,345

Foreign exchange contracts                              36,856              6,685

Interest rate swaps                                     25,000             80,000
                                                    -----------------------------
Total                                             $ 14,550,226         12,397,503
                                                    =============================

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitment amount included in the preceding table does not necessarily represent future cash requirements. At December 31, 1997, other commitments to extend credit were comprised of $4,461,442,000 in unused commercial loan commitments, $829,747,000 in commitments to fund commercial real estate, construction and land development of which $767,415,000 was secured by real estate, and $634,268,000 in home equity lines of credit. Collateral held on these instruments varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

     First of America has sold mortgage loans to the Federal National Mortgage Association (FNMA), Government National Mortgage Association
(GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and other savings institutions with recourse. The total unpaid principal balances of these loans were $47.4 million at December 31, 1997 and are not included in the accompanying consolidated balance sheets. Mortgage loan sale commitments represent agreements to deliver mortgage loans to investors in future periods.


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

     At December 31, 1996, First of America had interest rate swaps with a total notional value of $80.0 million of which $50.0 million was a hedge against parent company debt, and $30.0 million as a hedge against subsidiary bank debt. Although the notional amounts are often used to express the volume of these transactions, the amounts potentially subject to credit risk are much smaller. The company minimizes this risk by performing normal credit reviews of its counterparties and collateralizing its exposure when it exceeds a predetermined limit. The following table outlines First of America's interest rate swaps at December 31, 1997.


Interest Rate Swaps
($ in thousands)
                                                       Weighted      Average        Average      Net Interest
                               Notional  Fair Market   Average    Rate Received    Rate Paid    Income Impact
Hedged Asset/Liability          Amount      Value      Maturity   Variable/FixedVariable/Fixed 1997        1996
                                                        (Mos.)

Interest Rate Swaps:

  Market Rate CDs *                --          --        --            --%            --%      $     --  (65)

  FirstRate Fund deposits          --          --        --             --            --             --  (41)
  Bank notes                       --          --        --             --            --             35  (17)

  Long term debt            $  25,000        (267)        7.0       5.60/Fixed   5.72/Variable     (164) (47)
                              --------------------------------------------------------------------------------
Total                       $  25,000        (267)        7.0                                  $   (129)(170)
                              ================================================================================
* This represents a basis swap.


     At December 31, 1997, there were no deferred losses included in other assets from the termination of interest rate swaps.
Additionally, during 1997, no losses were recognized in earnings related to interest rate swaps which were marked-to-market.



NOTE 24: FAIR VALUE DISCLOSURE

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

Deposit Liabilities:

     The fair values disclosed for demand deposits with no stated maturity (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) were, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable rate, fixed-term money market accounts and certificates of deposits with less than twelve months maturities approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit with maturities greater than twelve months are estimated using a discounted cash flow calculation that applied interest rates being offered on the same or similar certificates at the reporting date to a schedule of aggregated expected maturities on the certificates of deposits.

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

     The estimated fair values of First of America's financial instruments for which the fair value differs from the recorded book value for December 31, 1997 and 1996 follows:

                                       December 31, 1997           December 31, 1996

                                     Recorded    Estimated       Recorded     Estimated
($ in millions)                     Book Value   Fair Value     Book Value    Fair Value
FINANCIAL ASSETS:


Securities, Available for Sale        $  4,893       4,942       $   4,549         4,562
Loans, net                              13,426      13,679          14,695        14,682

Loans held for sale                        119         122             108           110
FINANCIAL LIABILITIES:
Deposits*                              (15,759)    (15,729)        (17,619)      (17,635)

Long term borrowings                    (1,337)     (1,502)           (521)         (542)
Off-balance sheet commitments               --          --              --            23

* SFAS No. 107 defines the fair value of demand deposits as the amount payable on demand and prohibits adjusting fair value for any value derived from retaining those deposits for an expected future period of time.



NOTE 25: CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

   The balance sheets for December 31, 1997 and 1996, and the statements of income and statements of cash flows for the three years ended December 31, 1997 follow.


                                                                             December 31,

($ in thousands)                                                       1997                1996

BALANCE SHEETS
ASSETS

Cash and interest bearing deposits held by subsidiary banks           $   481,994            213,026

Investment in subsidiaries                                              1,832,582          1,825,862
Other assets                                                              234,348            196,009
                                                                        ----------------------------
Total assets                                                          $ 2,548,924          2,234,897
                                                                        ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                                $   312,015             90,699

Long term debt                                                            360,000            360,000
                                                                        ----------------------------
Total liabilities                                                         672,015            450,699
                                                                        ----------------------------

SHAREHOLDERS' EQUITY

Common stock                                                              871,664            598,132
Surplus                                                                    36,814            145,950

Net unrealized gain on securities available for sale, net of tax expense of $17,282 for 1997 and $4,561 for 1996
                                                                           32,125              8,438
Retained earnings                                                         936,306          1,031,678
                                                                        ----------------------------

Total shareholders' equity                                              1,876,909          1,784,198
                                                                        ----------------------------

Total liabilities and shareholders' equity                            $ 2,548,924          2,234,897
                                                                        ============================



                                                                  Year Ended December 31,

($ in thousands)                                         1997               1996              1995
STATEMENTS OF INCOME


Dividends from subsidiaries                      $       242,348            360,800           337,407
Interest and other income                                435,075            361,985           339,863
                                                        ---------------------------------------------
Total operating income                                   677,423            722,785           677,270
                                                        ---------------------------------------------
EXPENSES

Interest on borrowed money                                41,705             30,638            33,600

Salaries and employee benefits                           197,858            180,682           159,461
Amortization of intangibles                                5,343              5,577             5,692

Other operating expenses                                 252,096            197,433           199,162
                                                        ---------------------------------------------
Total operating expenses                                 497,002            414,330           397,915
                                                        ---------------------------------------------

Income before income taxes and undistributed
  earnings of subsidiaries                               180,421            308,455           279,355

Applicable income tax benefit                             21,669             18,150            19,291
                                                        ---------------------------------------------
Net income before equity in undistributed
  earnings (losses) of subsidiaries                      202,090            326,605           298,646

Equity in undistributed earnings (losses)
  of subsidiaries                                        112,671            (69,719)          (61,938)
                                                        ---------------------------------------------
Net income                                       $       314,761            256,886           236,708
                                                        =============================================




($ in thousands)                                   1997            1996            1995

STATEMENTS OF CASH FLOW
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $  314,761         256,886         236,708

Adjustment to reconcile net income to net cash
     provided by operating activities             226,244          69,084         113,558
                                                ------------------------------------------
Net cash from operating activities                541,005         325,970         350,266
                                                ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Premises and equipment purchased                  (12,677)        (12,215)        (33,157)
Proceeds from sale of premises & equipment            620           5,467           8,444

(Acquisition)/sale of affiliates                  160,000              --             -

Capital infusions, net of redemptions              (4,640)         (5,461)        (31,797)
                                                ------------------------------------------
Net cash used in investing activities             143,303         (12,209)        (56,510)
                                                ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long term debt         (154,640)             --            --

Repayment of long term debt                        (3,138)        (23,081)        (33,339)

Proceeds from issuance of common stock             (4,739)         (1,148)          2,105
Repurchase of common stock                       (138,677)       (175,228)           --

Dividends paid                                   (114,146)       (110,810)       (107,429)
Other, net                                             --              --            (319)
                                                ------------------------------------------
Net cash provided by financing activities        (415,340)       (310,267)       (138,982)
                                                ------------------------------------------

Net increase in cash                              268,968           3,494         154,774
Cash at beginning of year                         213,026         209,532          54,758
                                                ------------------------------------------

Cash at year end                                  481,994         213,026         209,532
                                                ==========================================



SUPPLEMENTAL INFORMATION (UNAUDITED)

                                              1997        1996         1995         1994         1993

STOCK DATA

Book value per share:
Common                                   $     21.52        19.89        19.26        16.75        17.07

Shares outstanding:
Weighted average                          89,202,350   92,633,030   95,251,176   89,717,352   86,125,157
Year end                                  87,166,376   89,719,851   94,925,786   94,273,815   89,281,065

Market price of Common Stock:
High                                     $    77.125       40.500       30.750       26.750       28.583
Low                                           38.500       27.583       19.667       19.833       24.333
Year end                                      77.125       40.083       29.583       20.000       26.167

Number of shares traded (in thousands)        41,404       34,262       29,141       27,470       20,562
Price earnings ratio*                           21.6 x       14.5         11.9          8.1          9.3
Dividend yield (at year end)                    1.82 %       3.13         3.97         5.60         4.08
Dividend payout ratio                          36.11        43.03        45.58        43.90        35.71

NON-FINANCIAL DATA

Number of common shareholders*                29,141       30,200       31,300       30,900       28,400
Number of banking subsidiaries*                    2            4            4            8           20
Number of banking offices*                       545          604          613          630          572
Number of employees (FTE)*                    10,622       12,148       12,690       13,307       13,330
Number of automated teller machines*             714          721          675          647          546

RETURN ON EQUITY AND ASSETS

Return on average total assets                  1.49 %       1.16         1.00         0.98         1.20
Return on average common shareholders' equity  17.41        14.39        13.89        14.44        18.01
Return on average total shareholders' equity   17.41        14.39        13.89        14.44        17.50
Average common shareholders' equity as a
  percent of total average assets               8.56         8.04         7.17         6.77         6.52
Average shareholders' total equity as a
  percent of total average assets               8.56         8.04         7.17         6.77         6.88


  * Prior years numbers not restated.

Per share data has been restated to reflect a 3-for-2 stock split paid May 30, 1997.
/TABLE


QUARTERLY INFORMATION (UNAUDITED)

($ in millions except per share data)
                                 1997 Quarters                       1996 Quarters

                                 Fourth    Third   Second * First *  Fourth * Third *  Second * First *

SUMMARY OF EARNINGS
Total interest income           $ 387.1    405.4    399.7    398.5    409.0    412.1    415.4    427.0
Total interest expense            175.5    184.5    180.8    178.0    183.8    186.6    190.1    200.6
                                 ----------------------------------------------------------------------

Net interest income               211.6    220.9    218.9    220.5    225.2    225.5    225.3    226.4
Provision for loan losses          21.7     22.8     18.4     22.8     23.6     21.9     23.2     24.6
                                 ----------------------------------------------------------------------

Net interest income after
  provision                       189.9    198.1    200.5    197.7    201.6    203.6    202.1    201.8
                                 ----------------------------------------------------------------------

Non-interest income:
Service charges on deposit
  accounts                         29.1     30.0     29.5     28.4     29.7     29.0     27.6     26.1
Trust income                       36.3     34.2     32.9     33.0     29.5     28.1     29.1     27.4
Investment securities transaction  (0.1)    (2.0)    (0.6)    (0.6)     0.3     (0.1)    (0.5)    (0.3)
Other operating income             69.1     53.2     48.5     66.2     70.7     42.0     39.8     41.0
                                 ----------------------------------------------------------------------

Total non-interest income         134.4    115.4    110.3    127.0    130.2     99.0     96.0     94.2
                                 ----------------------------------------------------------------------

Non-interest expense:
Salaries and wages                 95.1     92.1     96.2     96.6     97.0     96.5     93.6     90.5
Employee benefits                  22.2     17.5     18.6     21.4     19.9     17.6     18.2     20.8
                                 ----------------------------------------------------------------------

Total personnel costs             117.3    109.6    114.8    118.0    116.9    114.1    111.8    111.3
Occupancy, net                     14.1     15.1     14.7     16.3     16.1     16.6     15.3     16.8
Equipment                          13.7     13.8     14.3     14.4     14.6     14.8     14.3     14.7
Data processing                     4.0      5.0      4.8      4.6      5.4      4.6      4.5      4.7
Amortization of intangibles         4.1      5.3      5.3      5.3      7.6      5.3      5.2      5.2
Other operating expenses           47.2     46.1     47.0     47.1     47.8     72.5     52.2     52.8
                                 ----------------------------------------------------------------------

Total non-interest expense        200.4    194.9    200.9    205.7    208.4    227.9    203.3    205.5
                                 ----------------------------------------------------------------------

Income before income tax          123.9    118.6    109.9    119.0    123.4     74.7     94.8     90.5
Applicable income tax expense      40.8     39.6     36.7     39.6     39.4     23.7     32.5     30.9
                                 ----------------------------------------------------------------------

Net income                      $  83.1     79.0     73.2     79.4     84.0     51.0     62.3     59.6
                                 ======================================================================
Net income applicable to common
  stock                         $  83.1     79.0     73.2     79.4     84.0     51.0     62.3     59.6

EARNINGS PER SHARE DATA

Earnings per common share (1):
Common                          $  0.95     0.90     0.83     0.89     0.93     0.56     0.68     0.62
Diluted                            0.94     0.89     0.82     0.88     0.92     0.56     0.67     0.62
Common stock cash dividend paid    0.35     0.31     0.31     0.31     0.31     0.29     0.29     0.29

Market price of Common Stock:
High                             77.125   55.500   48.750   45.083   40.500   35.583   31.833   31.000
Low                              38.500   49.938   39.500   38.500   34.417   29.083   29.167   27.583
Period-end                       77.125   53.688   45.750   39.833   40.083   35.083   29.833   30.917

* Per share data has been restated to reflect the 3-for-2 stock split paid on May 30, 1997.
(1) Restated to reflect the adaptation of FASB #128.



ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.



                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

     Each director of the Registrant, his or her age (at date of this report), term of office, any position or office held with the Registrant, the year in which he or she became a director, and his or her principal occupation and employment during the past five years are shown in the following table. Since June 30, 1997, each director has also served as a director of each of the Banks. There are no family relationships between the directors or any of the directors and the Registrant's executive officers.


                                               Director                         Principal Occupation
            Name                 Age            Since                              and Employment

                                            Directors Whose Terms End in 1998

 John W. Brown                    63             1992         Chairman, President, Chief Executive Officer, Stryker
                                                              Corporation, Kalamazoo, Michigan, a surgical and medical
                                                              products manufacturer

 Clifford L. Greenwalt            65             1989         Retired; formerly Vice Chairman, Ameren, St. Louis,
                                                              Missouri, a utility holding company, and President and
                                                              Chief Executive Officer of its subsidiary Central
                                                              Illinois Public Service Company, Springfield, Illinois;
                                                              he continues as a Director of Ameren and Central Illinois
                                                              Public Service Company.
 Dorothy A. Johnson               57             1985         President and Chief Executive Officer, Council of
                                                              Michigan Foundations, Grand Haven, Michigan, an
                                                              association of foundations and corporations making
                                                              charitable contributions


 Martha Mayhood Mertz             55             1993         President, Mayhood/Mertz, Inc., Okemos, Michigan, a
                                                              commercial real estate development and property
                                                              management company

                                            Directors Whose Terms End in 1999

 Joseph J. Fitzsimmons            63             1991         Retired; formerly Vice President, Bell & Howell Company
                                                              and Chairman and Director, UMI, Inc., Ann Arbor,
                                                              Michigan, a division of Bell & Howell; Director of
                                                              Bartech, Inc. and Nematron.


 Robert L. Hetzler                52             1987         President and Chief Executive Officer, Monitor Sugar
                                                              Company, Bay City, Michigan.
 Daniel R. Smith                  63             1982         Retired; formerly Chairman and Chief Executive Officer of
                                                              the Registrant until May 1996


 Ley S. Smith                     63             1996         Retired; formerly Executive Vice President of Pharmacia &
                                                              Upjohn, Inc., London, England, and President of its U.S.
                                                              Pharma Product Center, Kalamazoo, Michigan, a
                                                              manufacturer of pharmaceutical products until 1997;
                                                              President and Chief Operating Officer, The Upjohn
                                                              Company, Kalamazoo, Michigan, from April 1993 to November
                                                              1995; Vice Chairman, The Upjohn Company, January 1991 to
                                                              April 1993.  Director of Multimedia Medical Systems;
                                                              Crescendo Pharmaceutical Corp.; and Glyco Design, Inc.
                                            Directors Whose Terms End in 2000

 Jon E. Barfield                  46             1993         Chairman and Chief Executive Officer, Bartech, Inc.,
                                                              Livonia, Michigan, a provider of contract employment and
                                                              related staffing services; Director, Tecumseh Products
                                                              Company


 Richard F. Chormann              60             1984         Chairman, President and Chief Executive Officer of the
                                                              Registrant since May 1996 and of the Banks since June
                                                              1997; formerly President and Chief Operating Officer of
                                                              the Registrant since 1984
 Joel N. Goldberg                 60             1985         President, Thomas Jewelry Company, Inc., Pontiac,
                                                              Michigan, a retail and wholesale jewelry company


 James S. Ware                    62             1991         Retired; formerly Chairman, President and Chief Executive
                                                              Officer of Durametallic Corporation, Kalamazoo, Michigan,
                                                              a manufacturer of seals for industrial machinery;
                                                              Director, Duriron Company, Inc.


Executive Officers of the Registrant

     The executive officers of the Registrant, their ages (at date of this report) and their positions and offices for the last five years are shown in the following table. There are no family relationships between the executive officers or any of the executive officers and the Registrant's directors. In addition to the positions shown below, Mr. Chormann is also Chairman, President and Chief Executive Officer of each of the Banks, and each of the other persons named is also Executive Vice President of each of the Banks.


                Name                      Age                                Position/Office

 Richard F. Chormann                      60       Chairman, President and Chief Executive Officer since May 1996;
                                                   previously President and Chief Operating Officer

 William R. Cole                          59       Executive Vice President (Commercial Banking) since June 1997;
                                                   Chairman and Chief Executive Officer of the Registrant's former subsidiaries First of America Bank-Michigan, N.A. since 1990 and of
                                                   First of America Bank-West Michigan since 1991

 Donald J. Kenney                         50       Executive Vice President (Consumer Finance, Mortgage Services,
                                                   Information Systems, and Operations) since January 1994; previously
                                                   Senior Vice President-Automation, Operations, Retail Credit and
                                                   Mortgage since 1994; President and Chief Executive Officer of the
                                                   Registrant's former subsidiary Champion Federal Savings and Loan
                                                   Association, Bloomington, Illinois during 1992 and 1993

 Thomas W. Lambert                        55       Executive Vice President (Finance, Audit, Loan Review, and
                                                   Compliance) and Chief Financial Officer

 John B. Rapp                             61       Executive Vice President (Trust & Financial Services)

 Richard R. Spears                        49       Executive Vice President (Retail Sales & Delivery); previously
                                                   President and Chief Operating Officer of the Registrant's former subsidiary First of America Bank-Michigan, N.A. since 1994;
                                                   President and Chief Executive Officer of the Registrant's former subsidiary First of America Bank-Southeast Michigan, N.A. since 1991

 Richard V. Washburn                      58       Executive Vice President (Human Resources) and Secretary since 1997;
                                                   previously Senior Vice President and Secretary since 1996; Senior
                                                   Vice President since 1990.

 David B. Wirt                            58       Executive Vice President (Administration)


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires First of America's directors and certain officers, and persons who own more than ten percent of a registered class of First of America's equity securities, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of First of America Common Stock and other equity securities of First of America. These officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish First of America with copies of these reports.

     To First of America's knowledge, based solely on review of the copies of such reports furnished to First of America, during the fiscal year ended December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that one report relating to one transaction was not timely filed on behalf of Ms. Mertz and information relating to Mr. Spears' holdings in the First of America Supplemental Savings Plan were not timely filed with his initial report. These inadvertent discrepancies were corrected promptly upon being brought to their attention.

ITEM 11.  EXECUTIVE COMPENSATION

          To be filed by amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information, as of December 31, 1997 (except where otherwise noted), as to the beneficial ownership of the Registrant's common stock, par value $10.00 per share, by (i) each person known by the Registrant to be the beneficial owner of more than five percent of its common stock, (ii) each director of the Registrant, (iii) each Named Executive Officer, and
(iv) all directors and executive officers of the Registrant as a group. The information is based in part on information supplied by such persons. Except as noted, the beneficial owners exercise sole voting and investment powers over all shares shown.



                                                                    Amount and Nature of
                   Name of Beneficial Owner                       Beneficial Ownership (1)        Percent of Class

 National City Corporation                                             17,343,561 (2)                 19.90 (2)
 1990 East Ninth Street
 Cleveland, Ohio  44114

 First of America Bank Corporation                                     5,102,941 (3)                  5.85 (3)
 Trust and Financial Service Division
 211 South Rose Street
 Kalamazoo, Michigan  49007

 Jon E. Barfield (4)                                                    6,472 (5)(6)                      *

 John W. Brown (4)                                                         5,873                          *

 Richard F. Chormann (4)(7)                                            139,727 (5)(8)                     *

 Joseph J. Fitzsimmons (4)                                                 3,460                          *

 Joel N. Goldberg (4)                                                   174,402 (6)                       *

 Clifford L. Greenwalt (4)                                             27,737 (5)(9)                      *

 Robert L. Hetzler (4)                                                   10,793 (9)                       *

 Dorothy A. Johnson (4)                                                  33,505 (8)                       *

 Martha Mayhood Mertz (4)                                                  3,632                          *

 Daniel R. Smith (4)                                                   274,240 (5)(8)                     *

 Ley S. Smith (4)                                                        2,454 (5)                        *

 James S. Ware (4)                                                         8,496                          *

 William R. Cole (5)                                                     84,733 (8)                       *

 Donald J. Kenney (5)                                                  63,891 (8)(9)                      *

 Thomas W. Lambert (5)                                                 68,216 (5)(8)                      *

 John B. Rapp (5)                                                        60,982 (8)                       *

 Richard R. Spears (5)                                                 39,428 (8)(9)                      *

 Richard V. Washburn (5)                                               29,681 (5)(8)                      *

 David B. Wirt (5)                                                     59,395 (8)(9)                      *

 All Directors and Executive Officers as a Group                     1,097,117 (8)                      1.26


(1) The numbers of shares presented include shares owned of record by each person and shares which, under applicable regulations of the Securities and Exchange Commission (the "Commission"), are deemed to be beneficially owned by each person. Under these regulations, a beneficial owner of a security includes any person, who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power or investment power with respect to the security. Voting power includes the power to vote or to direct the voting of the power with respect to the security. Voting power includes the power to vote or to direct the voting of the security. Investment power includes the power to dispose or to direct the disposition of the security.

(2)  Based on a Schedule 13D filed by NCC with the Commission on
     December 9, 1997. NCC disclaimed beneficial ownership therein of 16,813,611 shares which are the subject of a Stock Option
     Agreement, dated as of November 30, 1997, between it and the
     Registrant (the "Option Agreement"). NCC's right to purchase the shares covered by the Option Agreement is not currently exercisable.  The Option Agreement was entered into in connection with the Merger Agreement pursuant to which the Registrant will
     merge into NCC (see "Item 1. BUSINESS   Merger Agreement").

(3) As of January 16, 1997, the shares shown were held in various fiduciary capacities by First of America's affiliate banks and trust companies. John B. Rapp, an executive of the Registrant, serves as Chairman the Trust Oversight Committee of the Registrant, which exercises oversight with respect to the trust departments of First of America's affiliate banks and its affiliate and trust companies. Shares as to which a First of America affiliate has voting power are voted by a committee of employees, none of whom are officers or directors of the Registrant. The amount of the shares shown in which subsidiaries with trust powers have sole voting power is 78,061 shares (0.09 percent of the outstanding common stock), sole investment power is 3,551,228 shares (4.07 percent of the outstanding common stock) and shared investment power is 1,551,713 shares (1.78 percent of the outstanding Common Stock). There was no shared voting power.

(4)  The person named is a director of the Registrant.

(5) The numbers shown include the following numbers of shares owned by the named person's spouse (* denotes that the named person disclaims beneficial ownership of the shares): Mr. Barfield, 376 shares*; Mr. Chormann, 5,204 shares*; Mr. Greenwalt, 11,245 shares*; Mr. D.R. Smith, 1,194 shares*; Mr. L.S. Smith, 2,250 shares*; Mr. Lambert, 5,000 shares; Mr. Washburn, 2,650 shares; and Mr. Wirt, 78 shares*

(6) The numbers shown include the following numbers of shares owned by the named person's immediate family members (other than spouses; see note (5), above) (* denotes that the named person disclaims beneficial ownership of the shares): Mr. Barfield, 50 shares; and Mr. Goldberg, 1,749 shares.

(7)  The person named is an executive officer of the Registrant.

(8) The amounts shown include shares covered by currently exercisable options held by the named person(s) as follows: Mr. Chormann, 85,175 shares; Ms. Johnson, 3,957 shares; Mr. D. R. Smith, 204,250 shares; Mr. Cole, 62,000 shares; Mr. Kenney, 49,125 shares; Mr. Lambert, 43,550 shares; Mr. Rapp, 32,750 shares; Mr. Spears, 33,125 shares; Mr. Washburn, 23,075 shares; Mr. Wirt, 32,750 shares; and all directors and executive officers as a group, 569,397 shares.

(9) The numbers shown include the following numbers of shares owned jointly by the named person with another and for which voting and investment power is shared: Mr. Greenwalt, 2,325 shares; Mr. Hetzler, 9,443; Mr. Kenney, 8,317 shares; Mr. Spears, 6,258 shares; and Mr. Wirt, 26,568 shares.

*    Less than one percent (1%)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Various of the directors and executive officers of First of America and members of their families and organizations of which they are executive officers or partners or in which they beneficially own 10 percent or more of the stock and trusts in which they have a substantial beneficial interest or serve as trustee, are at present, as in the past, customers of the subsidiaries of First of America. As customers they were at various times during 1997 indebted to the financial subsidiaries of First of America. All such indebtedness is pursuant to loans which were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features.


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

     (a)  The following documents are filed as a part of this report:

          1.   Financial Statements

               Report of Independent Auditors

               Consolidated Balance Sheets - December 31, 1997 and
               1996

               Consolidated Statements of Income - three years ended December 31, 1997

               Consolidated Statements of Changes in Shareholders' Equity - three years ended December 31, 1997

               Consolidated Statements of Cash Flows - three years ended December 31, 1997

               Notes to Consolidated Financial Statements
               The above listed auditor's report, consolidated financial statements and notes to consolidated financial statements are included under "Item 8. Financial Statements and Supplementary Data" of this document.

          2. Financial statement schedules required by Article 9 of Regulation S-X are inapplicable.

          3.   Exhibits required by Item 601 of Regulation S-K.

               (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                    A copy of the Agreement and Plan of Merger, dated as of November 30, 1997, by and between the Registrant and National City Corporation (NCC) was filed as Exhibit 2.1 to NCC's Current report on Form 8-K (File No. 1-10074) filed with the Commission on December 9, 1997 (the "NCC 8-K"), and is incorporated herein by reference



               (3)  Articles of Incorporation and Bylaws

                    A. A copy of the Bylaws of the Registrant as amended on November 30, 1997, and as currently in effect is filed herewith.

                    B.   Copies of the Restated Articles of
                         Incorporation of the Registrant and the
                         Certificate of Amendment thereto dated May
                         12, 1997, were filed as Exhibits (3)(i)(a) and (b), respectively to the Registrant's Registration Quarterly Report on Form 10-Q (Commission File No. 1-10534) for the quarter ended June 30, 1997, and are incorporated herein by reference.

               (4) Instruments defining the rights of security holders, including indentures.

                    A. Instruments defining the rights of security holders are included in the Registrant's
                         Articles of Incorporation and Bylaws.  See
                         (3) A and B, above.

                    B. A copy of the Rights Agreement between the Registrant and First of America Bank, N.A., as Rights Agent, dated as of July 18, 1990, was filed as Exhibit (4) to the Registrant's Current Report on Form 8-K (Commission File No. 0-6469), dated July 18, 1990, and a copy of the Amendment to Rights Agreement, dated as of November 30, 1997, between the Registrant and the Rights Agent was filed as
                         Exhibit 3 to Amendment No. 1 to the
                         Registrant's Registration Statement on Form
                         8-A under the Securities Exchange Act of 1934 filed with the Commission on December 12, 1997, and each is incorporated herein by reference.

     (a)  3.   (4)  C.   A copy of the Subordinated Indenture between
                         the Registrant, as Issuer, and First Trust
                         National Association, as Trustee, dated as of November 1, 1991, was filed as Exhibit (4)C to the Registrant's Annual Report on Form 10-
                         K (Commission File No. 1-10534) for the year ended December 31, 1991, and is incorporated herein by reference, and a copy of the First
                         Supplemental Indenture dated as of July 1,
                         1994 was filed as Exhibit 99.3 to the
                         Registrant's Current Report on Form 8-K
                         (Commission File No. 1-10534) dated July 25,
                         1994, and is incorporated herein by
                         reference.

                    D. The Registrant is a party to various other instruments defining the rights of holders of long term debt, none of which authorizes securities in excess of 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. None of such instruments (except such as may be filed under (10) Material Contracts) are filed with this Report. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

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

                    B.*  A copy of the First of America Bank
                         Corporation Annual Incentive Compensation
                         Plan for Key Corporate and Affiliate
                         Executives was filed as an Exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-6469) for the year ended December 31, 1988 and is incorporated herein by reference, and a copy of an Amendment to this plan was filed as Exhibit
                         (10) to the Registrant's Quarterly Report on
                         Form 10-Q (Commission File No. 0-6469) dated
                         September 30, 1990, and is incorporated
                         herein by reference.  A description of
                         amendments to the plan effective for 1997 is filed herewith.

                    C.* A copy of the Registrant's Excess Benefit Plan as restated, effective January 1, 1994, was filed as Exhibit (10)C to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

     (a)  3.   (10) D.*  A copy of the Registrant's Supplemental
                         Retirement Plan, as amended to date, was filed as Exhibit (10)D to the Registrant's
                         Annual Report on Form 10-K for the year ended
                         December 31, 1996, and is incorporated herein by reference.

                    E.*  A copy of the Registrant's Supplemental
                         Savings Plans as amended and restated January 1, 1994, was filed as Exhibit (10)E to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

                    F.* A copy of the Restated First of America Bank Corporation 1987 Stock Option Plan was filed as Exhibit (10)F to the Registrant's Annual
                         Report on Form 10-K for the year ended
                         December 31, 1996 and is incorporated herein by reference, and a copy of the Amendment to the Plan adopted November 30, 1997 is filed herewith.

                    G.*  A copy of First of America's Long-Term
                         Incentive Plan as amended and restated for performance periods commencing July 1, 1988, and thereafter, was filed as Exhibit (10F) to the Registrant's Registration Statement on Form S-4 filed July 28, 1988 (Reg. No. 33-23365) and is incorporated herein by reference, and a copy of the Amendment to Plan was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 0-6469) dated September 30, 1990, and is incorporated herein by reference.

                    H.*  A copy of the composite form of the
                         Management Continuity Agreements dated
                         November 20, 1996, entered into by the
                         Registrant and its executive officers was filed as Exhibit (10)H to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

                    I.*  Copies of the composite forms of the
                         Management Continuity Agreements dated 1997 entered into by the Registrant or a subsidiary and certain senior officers are filed herewith.

                    J.* A copy of the Executive Management Plans Trust Agreement dated July 19, 1995 between the Registrant and Wachovia Bank of North Carolina, N.A. intended to fund benefits under the Management Continuity Agreements (see Exhibits (10)H and (10)I above) was filed as Exhibit (10)J to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

                    K.*  A copy of the First of America Bank
                         Corporation Stock Compensation Plan, as
                         amended to date, was filed as Exhibit (10)K to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

                    L.* A copy of the amended and restated First of America Bank Corporation Director Stock Compensation Plan, effective February 19, 1997, was filed as Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 1-10534) for the quarter ended March 31, 1997, and is incorporated herein by reference.

                    M.   A copy of the First of America Bank
                         Corporation Management Employee Severance Pay Plan effective October 1, 1997, is filed herewith.

                    N. A copy of the Clearing, Custody and Financing Agreement between the Registrant and BankAmerica was filed as Exhibit (10)M to the Registrant's Annual Report on form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

                    O. A copy of the General Loan and Collateral Agreement between the Registrant and Chemical Bank was filed as Exhibit (10)N to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

     (a)  3.   (10) P.   A copy of the Broker Loan Pledge and Security
                         Agreement between the Registrant and First
                         National Bank of Chicago was filed as Exhibit
                         (10)O to the Registrant's Annual Report on
                         Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference.

                    Q. A copy of the Stock Option Agreement, dated as of November 30, 1997, between NCC (as
                         Grantee) and the Registrant (as Issuer) was filed as Exhibit 2.2 to the NCC 8-K, and is incorporated herein by reference.

                    R. A copy of the Stock Option Agreement, dated as of November 30, 1997, between NCC (as Issuer) and the Registrant (as Grantee) was filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K (File No. 1-10534) filed with the Commission on December 12, 1997, and is incorporated herein by reference.


               (11) Statement re computation of per share earnings

                    The computation of common and common equivalents and fully diluted earnings per share is described in Note 22 of the Registrant's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this document.

               (12) Statement re computation of ratios

                    Not applicable.

               (13) Annual Report to Security Holders, Form 10-Q or
                    Quarterly Report to Security Holders.

                    Not applicable.

               (16) Letter re change in certifying accountant

                    Not applicable.

               (18) Letter re change in accounting principles

                    Not applicable.

     (a)  3.   (21) Subsidiaries of the Registrant

                    The subsidiaries of the Registrant as of the date of this document are as follows:


Name                                    Place of Incorporation
First of America Bank, N.A.             United States
First of America Bank - Illinois, N.A.  United States

First of America
  Brokerage Service, Inc.               Michigan
First of America
  Community Development Corporation     Michigan
First of America
  Insurance Company                     Arizona
First of America
  Loan Services, Inc.                   Michigan
First of America
  Mortgage Company                      Michigan
First of America
  Investment Corporation                Michigan
First of America
  Securities, Inc.                      Michigan
First of America
  Trust Company                         Illinois
FOA Investco - Michigan, Inc.           Michigan
Gulfstream Global Investors, Ltd.       Texas
New England Trust Company               Rhode Island
First of America
  Insurance Group - Michigan, Inc.      Michigan
First of America
  Insurance Group - Illinois, Inc.      Illinois


(22) Published report regarding matters submitted to a vote of security holders.

      Not applicable.

(23)  Consents of experts
      Consent of KPMG Peat Marwick LLP

(24)  Power of Attorney

      Power of Attorney signed by various directors of the Registrant authorizing Richard F. Chormann or Thomas W. Lambert to sign this
Report on their behalf.

(27)  Financial Data Schedule

      Financial Data Schedule is filed herewith an Exhibit.


(99)  Additional exhibits

      Not applicable.

(b)   Reports on Form 8-K

      On October 1, 1997, the Registrant filed a Current Report on Form 8-K regarding a press release announcing the Registrant's sale of its Florida operations to Barnett Banks, Inc.

      On October 1, 1997, the Registrant filed a Current Report on Form 8-K regarding a proportionate increase made to the shares of Common Stock related to the Shareholders Investment Plan.

      On December 12, 1997, the Registrant filed a Current Report on Form 8-K reporting its entry into the Merger Agreement with NCC.

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


          FIRST OF AMERICA BANK CORPORATION

          By:  /S/ RICHARD F. CHORMANN
               Richard F. Chormann
               Chairman, President
               and Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                  Date




/S/ RICHARD F. CHORMANN    Director, Chairman,    January 28, 1998
    Richard F. Chormann      President and Chief
                             Executive Officer

/S/ THOMAS W. LAMBERT      Executive Vice         January 28, 1998
    Thomas W. Lambert        President and Chief
                             Financial Officer
                             (Principal Financial
                             Officer and Principal
                             Accounting Officer)




                         *DIRECTORS


  Jon E. Barfield       Clifford L.             Daniel R. Smith
  Joseph J.             Greenwalt               Ley S. Smith
  Fitzsimmons           Dorothy Johnson         James S. Ware
  Joel N. Goldberg      Robert L. Hetzler
                        Martha M. Mertz




* By: /S/  THOMAS W. LAMBERT
       Attorney in Fact



                             EXHIBIT INDEX


Number


(3)3 A copy of the Bylaws of the Registrant as amended on November 30, 1997.

(10)B A copy of the description of the amendments, effective for 1997, to the First of America Bank Corporation Annual
          Incentive Compensation Plan for Key Corporate and Affiliate
          Executives.

(10)F A copy of the Amendment to the Restated First of America Bank Corporation 1987 Stock Option Plan.

(10)I Copies of the composite forms of the Management Continuity Agreements dated 1997.

(10)M A copy of the First of America Bank Corporation Management Employee Severance Pay Plan effective October 1, 1997.

(23)      Consent of KPMG Peat Marwick LLP.

(24)      Power of Attorney signed by various directors.

(27)      Financial Data Schedule.