Form 10-K/A
period 1997-12-31
FIRST OF AMERICA BANK CORP /MI/
filed 1998-03-27
CIK 36703

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K/A
                          Amendment No. 1

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997

                   Commission File Number:  1-10534

                   FIRST OF AMERICA BANK CORPORATION
         (Exact name of Registrant as specified in its charter)

            Michigan                          38-1971791
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or Organization)                      No.)


211 South Rose Street, Kalamazoo, Michigan       49007
(Address of principal Executive Offices)       (Zip Code)


                         (616) 376-9000
       (Registrant's telephone number, including area code)

 Securities Registered pursuant to Section 12(b) of the Act:

           Title of Each Class       Name of Each Exchange on
                                         Which Registered
       Common Stock, $10 Par Value    New York Stock Exchange


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

                     Yes __X__       No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, on February 16, 1998 was $5,022,802.

     The number of shares outstanding of the Registrant's Common
Stock, $10 par value, as of February 28, 1998 was 87,359,825.

               DOCUMENTS INCORPORATED BY REFERENCE
                               None


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1997 on Form 10-K as set forth in the pages attached hereto:


                          PART III

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table presents, for the fiscal years shown, the annual and long-term cash and other compensation paid to, or accrued


for, each of First of America's five most highly compensated executive officers (the "Named Executives").


SUMMARY COMPENSATION TABLE
                                                                                    Long-Term Compensation
                                      Annual Compensation                      Awards        Payouts

                                                                        Restricted  Securities
                                                         Other Annual     Stock    Underlying    LTIP       All Other
Name and                                Salary   Bonus   Compensation   Award(s)     Options    Payouts    Compensation
Principal Position (1)          Year    ($)(2)    ($)       ($)(3)      ($)(4)(5)      (#)        ($)        ($)(6)


Richard F. Chormann             1997  700,000   928,560       -0-       2,313,750    50,900     72,970    670,095.52 (7)
Chairman, President and Chief   1996  565,400   221,638       -0-          -0-      225,000        -0-         -0-
Executive Officer               1995  453,600    44,453       -0-          -0-       30,900     69,758         -0-

William R. Cole                 1997  330,000   239,136       -0-        694,125     16,500     30,766         -0-
Executive Vice President        1996  317,000    93,199       -0-          -0-       75,000        -0-         -0-
                                1995  305,000    25,620       -0-          -0-       15,600     36,452         -0-

Thomas W. Lambert               1997  287,000   242,652       -0-        694,125     13,050     26,727         -0-
Executive Vice President and    1996  275,000    80,851       -0-          -0-       75,000        -0-         -0-
Chief Financial Officer         1995  265,000    22,260       -0-          -0-       13,575     34,261         -0-

David B. Wirt                   1997  287,000   234,065       -0-        694,125     13,050     26,727         -0-
Executive Vice President        1996  275,000    80,851       -0-          -0-       75,000        -0-         -0-
                                1995  265,000    22,260       -0-          -0-       13,575     34,261         -0-

John B. Rapp                    1997  266,000   247,361       -0-        694,125     12,100     23,818         -0-
Executive Vice President        1996  241,000    70,855       -0-          -0-       75,000        -0-         -0-
                                1995  230,000    19,320       -0-          -0-       11,775     29,784         -0-


(1)  Each of the Named Executives holds the office shown for both
     First of America and each of its two subsidiary banks   First of
     America Bank, N.A. and First of America Bank - Illinois, N.A.
(2)  Deferred compensation is included.
(3) There were no items required to be disclosed as other annual compensation for the years shown.
(4) The number and value (based on the closing price on December 31, 1997) of restricted First of America common stock holdings of the Named Executives as of December 31, 1997 were as follows: Mr. Chormann, 30,000 shares valued at $ 2,313,750; Mr. Cole, 9,000 shares valued at $694,125; Mr. Lambert, 9,000 shares valued at $694,125; Mr. Wirt, 9,000 shares valued at $694,125; and Mr.
     Rapp,  9,000 shares valued at $694,125.  See Note (5), below.
(5) The amounts shown are the value (based on the closing price on the December 31, 1997 grant date) of the following numbers of shares of restricted First of America common stock granted to the Named Executives based on attainment of goals for First of America's return on equity and efficiency ratio under Performance Share Rights awarded to the Named Executives in 1996: Mr. Chormann, 30,000 shares; Mr. Cole, 9,000 shares; Mr. Lambert, 9,000 shares; Mr. Wirt, 9,000 shares; and Mr. Rapp, 9,000 shares. See note (4), above.
(6) Except as disclosed, First of America does not provide any other forms of executive compensation.
(7) Effective December 18, 1997, First of America entered into two split-dollar life insurance agreements with Mr. Chormann pursuant to which the corporation pays the premiums over a four-year period for insurance policies on Mr. Chormann's life with aggregate death benefits of $10 million. The annual aggregate premium outlay is $840,000, and the policies are in the name of trusts established for family beneficiaries selected by Mr. Chormann. Upon the earlier of Mr. Chormann's death or termination of the agreement, First of America will receive the amount of the premiums it paid on the policy. The amount shown is the sum of the present value cost of First of America's 1997 premium life insurance coverage and the total 1997 premium payments for term insurance coverage under the split-dollar life insurance agreements.


Option Grants in Last Fiscal Year

     The following table presents information concerning the stock options granted to the Named Executives under the First of America Bank Corporation Stock Compensation Plan (the "Employee Stock
Compensation Plan") during 1997 and the potential realizable value for the stock options granted based on future market appreciation assumptions.



 OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock
                                                                                       Price Appreciation for Option
                                              Individual Grants                                   Term (1)
                             Number of
                            Securities      % of Total
                            Underlying        Options      Exercise or
                              Options       Granted to      Base Price
                              Granted      Employees in       ($/Sh)    Expiration
 Name                         (#)(2)        Fiscal Year        (3)         Date      0% ($)     5% ($)        10% ($)


 Richard F. Chormann          50,900          10.73%          55.57     10/14/2007    -0-     1,778,955      4,507,700

 William R. Cole              16,500           3.48%          55.57     10/14/2007    -0-       576,675      1,461,240


 Thomas W. Lambert            13,050           2.75%          55.57     10/14/2007    -0-       456,100      1,155,710

 David B. Wirt                13,050           2.75%          55.57     10/14/2007    -0-       456,100      1,155,710


 John B. Rapp                 12,100           2.55%          55.57     10/14/2007    -0-       422,895      1,071,580

 All Shareholders                -               -              -            -        -0- 3,048,631,700  7,724,944,900

(1) The potential realizable value is reported net of the option price, but before income taxes associated with exercise. The estimated amounts presented represent assumed annual compounded rates of appreciation from the date of grant through the expiration of the options. Actual gains on exercise, if any, are dependent on the future performance of First of America's common shares. The 5% and 10% rates of appreciation would result in per share prices of $90.52 and $144.13, respectively. The amounts shown for "All Shareholders" are based on 87,166,376 shares (number of shares outstanding as of December 31, 1997). This presentation is not intended to forecast possible future appreciation of First of America's common shares.
(2) The options were granted on October 15, 1997 and become exercisable for one-third of the shares covered after one year from that date, two-thirds after two years and all after three years. In the event that First of America's merger with National City Corporation is consummated, all previously unexercisable and outstanding options shall become exercisable.
(3) The exercise price is the average of the high and low prices on the New York Stock Exchange on the grant date.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
Values

          The following table presents information about the exercise during 1997, by the Named Executives, of stock options previously granted under the Restated First of America Bank Corporation 1987 Stock Option Plan (the "1987 Plan") and the Employee Stock Compensation Plan. Also shown are the number of shares covered by and the estimated value of unexercised options under both the 1987 Plan and the Employee Stock Compensation Plan at December 31, 1997.



 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR-END OPTION VALUES



                                                             Number of Securities         Value of Unexercised
                                                            Underlying Unexercised       In-The-Money Options at
                                                            Options at FY-End (#)               FY-End ($)
                        Shares Acquired  Value Realized                                 Exercisable/Unexercisable
 Name                   on Exercise (#)        ($)        Exercisable/Unexercisable                (1)


 Richard F. Chormann        70,650         2,528,498                  310,175/61,200     13,747,686/1,594,588

 William R. Cole             5,400           164,925                  137,000/21,700        6,577,139/606,792


 Thomas W. Lambert           9,450           835,895                  118,550/17,575        5,497,527/499,828

 David B. Wirt              32,550           879,664                  107,750/17,575        4,779,813/499,828


 John B. Rapp                9,750           241,181                  107,750/16,025        4,816,013/450,373



(1) The estimated value of the unexercised option shares was based on the closing price on the New York Stock Exchange on December 31, 1997 of $77.125.


Long-Term Compensation Plan Awards in Last Fiscal Year

     The following table reflects estimated future cash payments under First of America's Long-Term Incentive Compensation Plan based on the Named Executive's target award and the minimum threshold and maximum amounts for the three-year performance cycle beginning January 1, 1996. Estimated cash payments under the Long-Term Incentive Compensation Plan are contingent upon First of America attaining its established earnings per share goals during the performance cycle shown. In the event First of America's merger with National City Corporation is consummated, pro rata target awards under the Long-Term Incentive Compensation Plan will be payable to Plan participants.

 LONG-TERM INCENTIVE PLAN  - AWARDS IN LAST FISCAL YEAR

                                                                               Estimated Future Payouts
                                                                            Under Non-Stock Price-Based Plan (1)

                              Number of        Performance
                              Units or    or Other Period Until      Threshold           Target           Maximum
 Name                       Other Rights   Maturation or Payout         ($)               ($)               ($)


 Richard F. Chormann            None        1/1/96 - 12/31/98         $61,250           245,000           318,500
 William R. Cole                None        1/1/96 - 12/31/98         $20,625            82,500           107,250

 Thomas W. Lambert              None        1/1/96 - 12/31/98         $17,938            71,750           93,275

 David B. Wirt                  None        1/1/96 - 12/31/98         $17,938            71,750           93,275
 John B. Rapp                   None        1/1/96 - 12/31/98         $16,625            66,500           86,450

(1) The minimum incentive award shown under the column titled "Threshold" represents the estimated payment that would be awarded if 85% achievement of First of America's internal earnings per share goal is attained for the performance cycle. The "Target" and "Maximum" estimated payments will be awarded if 100% and 130% achievement of First of America's earnings per share goals are attained for the performance cycle. The estimated future payouts under the threshold, target and maximum award columns were computed based on the Named Executive's 1997 base salary. Actual incentive payments made, if any, will be determined using the Named Executive's average base salary over the three-year performance cycle.


Retirement Program

     The benefits shown in the table below are the estimated combined annual benefits payable at the normal retirement age of 65 to a participant in the First of America Bank Corporation Employees' Retirement Plan ("Retirement Plan"), a qualified non-contributory defined benefit plan, and First of America's two supplemental retirement plans ("Supplemental Plans"), unfunded non-qualified plans, on a straight life annuity basis before reduction for social security benefits, as further described below.




 PENSION PLAN TABLE
                                                 Years of Service

     Remuneration (1)         15          20           25           30           35

        $  200,000           60,000      80,000      100,000      120,000      140,000
        $  300,000           90,000     120,000      150,000      180,000      210,000
        $  400,000          120,000     160,000      200,000      240,000      280,000
        $  500,000          150,000     200,000      250,000      300,000      350,000
        $  600,000          180,000     240,000      300,000      360,000      420,000
        $  700,000          210,000     280,000      350,000      420,000      490,000
        $  800,000          240,000     320,000      400,000      480,000      560,000
        $  900,000          270,000     360,000      450,000      540,000      630,000
        $1,000,000          300,000     400,000      500,000      600,000      700,000
        $1,100,000          330,000     440,000      550,000      660,000      770,000
        $1,200,000          360,000     480,000      600,000      720,000      840,000

(1) Average annual compensation as provided by the Retirement Plan and the Supplemental Plans.

     The retirement benefit formula for the Retirement Plan is based on a participant's final average compensation and years of service with the corporation or subsidiary. The Retirement Plan benefit formula is 70 percent of the participant's final average compensation minus 50 percent of the primary social security benefit, prorated for service of less than 35 years. Compensation, for determinations under the Retirement Plan, includes base salary and incentive payments made under the Annual Incentive Plan and is reduced by any portion of base salary or Annual Plan incentive payment deferred under a deferred compensation arrangement. Income derived from stock compensation is not included in compensation for Retirement Plan or Supplemental Plan determinations. Employees who were employed before January 1, 1985, will be entitled to receive on retirement, the higher of the benefit computed under the Retirement Plan now in effect or the benefit computed as of January 1, 1993, under the Retirement Plan formula in effect before January 1, 1985, which provided for a benefit equal to two percent of the final average monthly earnings times years of credited service, but not exceeding 50 percent of final average monthly earnings. The Supplemental Plans provide participants with a benefit in addition to that provided by the Retirement Plan so that the combined retirement benefit equals the benefit which the participant would have received from the Retirement Plan but for certain limitations under the Internal Revenue Code and the deferral of salary under a deferred compensation arrangement.

     The current average annual compensation and years of credited service for the Named Executives are as follows: Mr. Chormann
$672,715, 38 years;  Mr. Cole   $366,812, 36 years; Mr. Lambert
$334,508, 34 years; Mr. Wirt   $333,908, 32 years; Mr. Rapp
$294,546, 31 years.


Management Continuity Agreements

     First of America has entered into Management Continuity Agreements with the Named Executives and other senior corporate and affiliate officers. The Management Continuity Agreements for executive officers, including the Named Executives, provide that in the event of a change in control of First of America before November 20, 2001, the employment of the officer covered by the Agreement may not be terminated except for cause during the two-year and three-month period commencing three months before the date of a change in control and ending two years following the change in control (the "Change in Control Period").

     The Agreement generally defines change in control as follows: (1) five days before expiration of a tender or exchange offer that would have the effect of giving a person, entity or group beneficial ownership of 25 percent or more of First of America's voting stock;
(2) consummation of a merger, consolidation or sale of substantially all assets of First of America approved by its shareholders; (3) the acquisition of beneficial ownership of 25 percent or more of First of America's voting stock by a person, entity or group; or (4) a change in composition of a majority of the Board of Directors in any period of two consecutive years without prior approval of or participation by the Board in such change.

     During the Change in Control Period, First of America or its successor may not, without the officer's consent, reduce the officer's compensation or change the officer's title or scope of responsibility or relocate his or her principal office of employment. During the thirteenth month following a change in control, the executive may resign for any reason and receive the payments specified in the Agreement. In the event an executive officer is terminated or resigns following adverse action by First of America or its successor (in accordance with the terms of the Agreement) or the executive resigns for any reason during the thirteenth month following a change in control, the officer is entitled to regular salary payments, target incentive award payments under the Annual Incentive Plan, and continuation in employee benefit plan coverages for a three-year period following the termination, as well as payment of the Long-Term Incentive Plan target award for a one year period.

     All or a portion of the payments under the Management Continuity Agreements following a change in control may constitute excess parachute payments under Internal Revenue Code, Section 280G. Excess parachute payments are subject to excise tax payable by the recipient and are not deductible by the corporation. The Agreements provide that in the event an excess parachute payment is payable to an executive officer, First of America, or its successor, shall make an additional payment to the executive so that the executive retains, after taxes, an amount equal to the excise tax on the excess parachute payment.

     Before or after a change in control, following the officer's death, the surviving spouse will continue to receive the regular salary payments for one year. In the event the officer becomes permanently disabled, the regular salary payments will be continued through the six-month period beginning on the date salary continuation payments under First of America's short term disability policy cease, less any payments received during that period under First of America's Long-Term Disability Plan. In addition, the officer will receive benefits under the corporate dental and health plans for one year from the date of the officer's permanent disability.

     First of America has established a trust which will fund benefits accruing under the Agreements and other benefit plans in the event of a change in control of First of America.


Director Compensation

     Directors receive an annual retainer of $26,000 plus $1,100 for each Board and committee meeting attended. The chair of each committee also receives an additional annual retainer of $3,000 per year. Directors who are employees of First of America do not receive additional compensation for service as directors. Of the annual retainer, $13,000 is payable in equity compensation under the Director Stock Compensation Plan.

     Under the Director Stock Compensation Plan (the "Director Plan"), approved by First of America's shareholders on April 16, 1997, the Nominating and Compensation Committee of First of America's Board of Directors (the "Committee") may, once each year, specify a portion of annual retainer fees, meeting fees, committee fees or any other fees for service on boards or designated committees, which is required to be paid in a form of equity-based compensation. In every year, at least 50 percent of Board retainer fees will be paid in equity-based compensation. In addition, unless the Committee determines otherwise, all directors may elect to receive their remaining fees in equity-based compensation. Under the Director Plan, once the Committee has specifies the required levels of equity-based compensation, it also determines the forms of equity-based compensation in which each director may be paid. The alternatives may include common stock, stock options and deferred stock equivalents known as phantom stock, and, in the case of required equity-based compensation only, restricted stock. An election to receive phantom stock allows the director to defer, on a pre-tax basis and until the director's retirement, receipt of that portion of his or her compensation. All equity compensation payments are based on the market price of First of America common stock at the time the applicable fees are earned. For 1997, the designated equity based compensation was 50 percent of Board retainer fees. The forms of equity based compensation available to directors were common stock, stock options and phantom stock.


Pending Change in Control

     First of America has entered into an Agreement and Plan of Merger with National City Corporation ("NCC") pursuant to which First of America will merge into NCC (the "Merger"). The Merger will constitute a change in control of First of America for purposes of certain of First of America's executive compensation arrangements described above.



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


                                                      Amount and Nature of Beneficial
             Name of Beneficial Owner                           Ownership(1)                     Percent of Class

 National City Corporation                                     17,343,561(2)                         19.90(2)
 1990 East Ninth Street
 Cleveland, Ohio  44114

 First of America Bank Corporation                              5,102,941(3)                          5.85(3)
 Trust and Financial Service Division
 211 South Rose Street
 Kalamazoo, Michigan  49007

 Jon E. Barfield(4)                                                 6,472(5)(6)                          *
 John W. Brown(4)                                                   5,873                                *

 Richard F. Chormann(4)(7)                                        364,727(5)(8)                          *
 Joseph J. Fitzsimmons(4)                                           3,460                                *

 Joel N. Goldberg(4)                                              174,402(6)                             *

 Clifford L. Greenwalt(4)                                          27,737(5)(9)                          *
 Robert L. Hetzler(4)                                              10,793(9)                             *

 Dorothy A. Johnson(4)                                             33,505(8)                             *
 Martha Mayhood Mertz(4)                                            3,632                                *

 Daniel R. Smith(4)                                               274,240(5)(8)                          *

 Ley S. Smith(4)                                                    2,454(5)                             *
 James S. Ware(4)                                                   8,496                                *

 William R. Cole(5)                                               159,733(8)                             *
 Donald J. Kenney(5)                                              138,891(8)(9)                          *

 Thomas W. Lambert(5)                                             143,216(5)(8)                          *

 John B. Rapp(5)                                                  135,982(8)                             *
 Richard R. Spears(5)                                             114,428(8)(9)                          *

 Richard V. Washburn(5)                                           104,681(5)(8)                          *
 David B. Wirt(5)                                                 134,395(8)(9)                          *

 All Directors and Executive Officers as a Group                1,847,117(8)                            2.12

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

(2) Based on a Schedule 13D filed by NCC with the Commission on December 9, 1997. NCC disclaimed beneficial ownership therein of 16,813,611 shares which are the subject of a Stock Option Agreement, dated as of November 30, 1997, between it and the Registrant (the "Option Agreement"). NCC's right to purchase the shares covered by the Option Agreement is not currently exercisable. The Option Agreement was entered into in connection with the Merger Agreement pursuant to which the Registrant will
     merge into NCC (see "Item 1. BUSINESS   Merger Agreement").

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

(8) The amounts shown include shares covered by currently exercisable options held by the named person(s) as follows: Mr. Chormann, 310,175 shares; Ms. Johnson, 3,597 shares; Mr. D. R. Smith, 204,250 shares; Mr. Cole, 137,000 shares; Mr. Kenney, 124,125 shares; Mr. Lambert, 118,550 shares; Mr. Rapp, 107,750 shares; Mr. Spears, 108,125 shares; Mr. Washburn, 98,075 shares; Mr. Wirt, 107,750 shares; and all directors and executive officers as a group, 1,319,397 shares.

(9) The numbers shown include the following numbers of shares owned jointly by the named person with another and for which voting and investment power is shared: Mr. Greenwalt, 2,325 shares; Mr. Hetzler, 9,443; Mr. Kenney, 8,317 shares; Mr. Spears, 6,258 shares; and Mr. Wirt, 26,568 shares.

*    Less than one percent (1%)



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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


        Signature                    Title                  Date


 /s/ RICHARD F. CHORMANN  Director, Chairman,         March 25, 1998
   Richard F. Chormann    President and Chief
                          Executive Officer
                          (Principal Executive
                          Officer)

  /s/ THOMAS W. LAMBERT   Executive Vice President    March 25, 1998
    Thomas W. Lambert     and Chief Financial
                          Officer (Principal
                          Financial Officer and
                          Principal Accounting
                          Officer)


                              *DIRECTORS

    Jon E. Barfield         Dorothy A. Johnson    Ley S. Smith
    Joseph J. Fitzsimmons   Robert L. Hetzler     James S. Ware
    Joel N. Goldberg        Martha M. Mertz
    Clifford L. Greenwalt   Daniel R. Smith



*By:  /s/  THOMAS W. LAMBERT                     March 25, 1998
Attorney in Fact